Form 10-K
period 1996-06-30
N U PIZZA HOLDING CORP
filed 1996-10-10
CIK 1018845

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 [Fee Required]

         For the fiscal year ended                       June 30, 1996

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 [No Fee Required]

Commission file number 0-19522

                         N.U. Pizza Holding Corporation
             (Exact name of registrant as specified in its charter)

               Nevada                                   95-365327
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)               Identification No.)

15414 Cabrito Road,   Suite A   Van Nuys, CA            91406-1419
(Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including area code: (818)  779-8600


Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
   Title of each class                              on which registered
   -------------------                             ---------------------
Common ($0.001 par value)                              O.T.C. (NUZA)
Preferred ($0.10 par value )                           None

Securities registered pursuant to Section 12(g) of the Act:

                                 Not Applicable

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          [x]   Yes           [ ]  No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

         The aggregate market value of shares of the voting stock held by non-affiliates of the Company, based on the bid price of such stock on the Over-The-Counter electronic bulletin board on October 2, 1996 was $4,681,631.

         The number of shares of Common Stock outstanding as of October 2, 1996 was 27,539,008.

                      Documents Incorporated by Reference
                                      None

                                     PART I


ITEM 1.  BUSINESS.

General.

         N.U. Pizza Holding Corporation and Subsidiaries, (the "Company") was incorporated under the laws of the State of Nevada in 1981 as Gelet Enterprises, Inc. In April 1993 Gelet Enterprises, Inc. changed its name to
N.U. Pizza Holding Corporation.   Its principal place of business is 15414
Cabrito Road, Suite A, Van Nuys, California 91406, telephone number (818) 779-8600. The Company franchises and operates a chain of restaurants known as Numero Uno and has developed a unique system for producing and merchandising distinctive and high quality Sicilian-style, deep dish pizza and other Italian food products. There are two types of establishments: (1) full service Numero Uno restaurants which offer full, server-assisted, sit down, dining room service, with takeout and delivery service as an ancillary feature of the business, and (2) establishments which provide only limited dine-in service and which feature takeout and delivery services. The Company maintains centralized franchising buying, personnel, systems, pricing, advertising, merchandizing and accounting functions at its principal executive offices. Most of the Company's business is currently done in the Southern California area.

         Pursuant to a stock purchase agreement (the "Agreement") dated February 1, 1994, as amended, Woodbury, Inc., an affiliate, acquired all of the issued and outstanding shares of stock of N.U. Pizza Holding Corporation; the agreement was approved by the respective directors of both companies, and the transaction was formally closed on April 19, 1994. The consideration paid to the shareholders for the acquisition of N.U. Pizza Holding Corporation was 80,000 shares of Woodbury, Inc.'s convertible preferred stock. Upon the formalization of the acquisition of N.U. Pizza Holding Corporation by Woodbury, Inc., the directors of N.U. Pizza Holding Corporation and Woodbury, Inc. approved the merger of Woodbury, Inc. into its newly acquired subsidiary, N.U. Pizza Holding Corporation. The stockholder of Woodbury, Inc. received one share of stock of N.U. Pizza Holding Corporation for each share of Woodbury, Inc. stock that he owned. N.U. Pizza Holding Corporation has amended its articles to provide for capitalization similar to that of Woodbury, Inc., including the authorization of convertible preferred stock. The merger of Woodbury, Inc. and its wholly-owned subsidiary did not require Woodbury, Inc. shareholder action. Ronald Gelet, who was the sole officer and director of the Company prior to the merger, has remained in his capacity as president and director.

The Company's Pizza.

         The distinguishing characteristics of the Numero Uno system include, but are not limited to a unique and readily recognizable design, color scheme and layout for the premises where such business is conducted; distinctive furnishings; specialized paper products; signs and advertising; and distinctive trade names, service marks and other identifying marks, designs, logos and commercial symbols including, without limitation, "Numero Uno Pizzeria" and "Numero Uno Takeout and Delivery" also "One Bite and We Gotcha" and "Pizza, Pasta and

More." In addition, the Company and its president have created and perfected unique and distinctive methods for preparing, serving and merchandising Sicilian-style deep dish pizza and other related food products, including the use of specially prepared ingredients and secret recipes which the Company and its president originated.

         Pizza is clearly the most important product in the Company's line. Deep dish, Sicilian-style is the most popular product and New York-style thin pizza is second in demand.

         As of June 30, 1996, there were 49 full service restaurants in operation featuring dine-in facilities as well as takeout and delivery services. In addition, there were 2 takeout and delivery restaurants with limited dine-in seating areas. Also, as of June 30, 1996, the Company owned and operated 3 full service restaurants and was in the process of remodeling another restaurant which it intends to have in full operation during the year ended June 30, 1997.

Domestic Franchising.

         The Company began franchising Numero Uno full service restaurants in 1975. Through franchising activities, the Company has established a good reputation and a demand for its deep dish, Sicilian-style pizza and other Italian food products. The name Numero Uno and the related tradenames, trademarks, service marks, logo designs and commercial symbols, have come to signify to the public the highest standards of quality, cleanliness, appearance and service, all of which are publicized through various advertising media.
The Company currently engages in the sale and administration of full service restaurant franchises as well as takeout and delivery restaurant franchises.

         The franchise terms granted to each franchisee is subject to terms and conditions of the then applicable franchise agreement. Over the past 20 years, the franchise licenses have been modified so that the terms of the franchise agreements range from 10 to 20 years; initial franchise fees range from $6,000 to $25,000 and royalty fees are either a percentage of revenues, ranging from 4.5% to 7.0% of net franchise sales, or are fixed at either $1,250 or $1,800 per month; advertising fees are either a percentage of revenues, ranging from 2.0% to 4.0% of net franchise sales, or are fixed at either $1,000 or $1,400 per month. Typically, the franchise agreements provide for either a protected delivery territory or an exclusive delivery territory.

         The Company provides the franchisee assistance with site selection, lease negotiations, architectural designs and training. On a continuing basis the Company creates, develops and purchases local and regional advertising, public relations and promotional campaigns. The Company negotiates purchase contracts for proprietary and mandatory products on an annual basis. Also, on an ongoing basis, the Company provides supervision and operating assistance to franchisees.

International Franchising.

         International development agreements grant the licensee the right to develop the Numero Uno system and concept in an overseas market by opening up either franchised full service or takeout and delivery restaurants.

         The license grants exclusivity for a fixed period of years providing that the licensee fulfills the development schedule set forth in the respective agreement. The initial non-refundable fee is based on the negotiated number of restaurants to be opened under the agreement, with a typical fee ranging from $10,000 to $15,000 per restaurant. Typically, the first restaurant must be opened within one year of execution of the agreement, with the balance of restaurants to be opened within five years.

         Once the development terms are met, the licensee has the right to extend the term of his agreement for an additional 25 years and also has the right to open up additional restaurants. The Company receives a negotiated initial fee for the opening of each additional restaurant. The Company also receives a royalty fee, typically 2.0% of net sales, of restaurants that are operating under international development agreements. The initial and ongoing services provided by the Company are the same as for domestic contracts with the exception of advertising services.

         There are currently four international development agreements in effect: China; South Korea; Indonesia; and Kuwait, Lebanon and the United Arab Emirates. Currently, one restaurant is open in China, ten restaurants are open in Korea and four restaurants are open in Kuwait. Also, a restaurant in Indonesia is scheduled to open in December 1996.

Company-owned Restaurants.

         During the eleven months ended June 30, 1994, the Company acquired 16 restaurants and closed 2 restaurants, during the year ended June 30, 1995, the Company acquired an additional five restaurants, closed five restaurants and sold eight restaurants, leaving six restaurants in operation at the close of business on June 30, 1995. Five of these restaurants were sold and one was closed. From October 1995 until June 1996 no Company-owned restaurants were in operation. The Company decided to temporarily discontinue Company-owned operations to concentrate on strengthening its existing franchise base. Having achieved that goal in June 1996, the Company acquired four Company-owned restaurants. The Company is aggressively seeking a merger or acquisition candidate as an integral part of its 1996-1997 fiscal year growth plan. The Company has entered into a letter of intent to purchase the assets of the restaurant chain known as Oregon's Original Sandwich Express and Bakery ("Sandwich Express"). Upon execution of the definitive agreement, the Company intends to retrofit the Sandwich Express chain into a new sit down restaurant concept featuring Numero Uno products.

Merchandise, Suppliers and Distributors.

         There are numerous products and recipes in the Numero Uno system that are proprietary in nature. These items have either been developed by Numero Uno or by others for exclusive use with the Numero Uno system. Whenever possible, license agreements are entered into with outside vendors to prepare these products for ultimate distribution exclusively to Numero Uno restaurants. This is to ensure that the highest level of quality is maintained and that there is consistency throughout the chain. Proprietary items include, but are not limited to the following items: tomato sauce, meat sauce, alfredo sauce, soup, garlic sauce, and the recipes for dough, lasagna and the meatballs. Two dough recipes are the most important products in the Numero

Uno system. Both dough recipes were developed by Mr. Ronald J. Gelet and are directly responsible for the uniqueness of the respective pizza products. The formula and ownership of the recipes belong to Mr. Gelet, and the Company, pursuant to a licensing agreement, has the exclusive right to the use and distribution of the formula and recipe. Mr. Gelet receives a royalty based on total pounds sold through an exclusivity agreement with N.U. Pizza Holding Corporation.

         Each restaurant must order and purchase all dough, spices, sauces and other proprietary items designated by the Company, exclusively from the Company or its designated distributor. These items are made available on terms and at prices equally applicable to all restaurants located within the same freighting area and are competitive with other items of like quality and quantity. Pizza dough, spices and sauces are produced from secret recipes; consequently, in order to preserve the confidentiality of such recipes, it is essential that the source of purchase be limited.

         To further ensure high standards of quality and consistency throughout the chain, there are many additional items which are set forth in the operations manual as mandatory for use in Numero Uno restaurants. Mandatory items, unlike proprietary items, are items that are not exclusively produced for the Numero Uno system but are brand items or items that are identified by Numero Uno as having specific quality or nature. These items include, but are not limited to the following: pepperoni, bulk Italian sausage, tortellini, and other pasta products, tomatoes, canned sauces, spices, seasonings, grades of vegetables, salad bar items and percent of leanness in meat products.

Employees.

         The Company currently has thirty-six "non-union" employees. This does not include personnel that are employed by the Company's franchisees. Management believes that its employee relations are generally good.

Competition.

         There is a tremendous amount of competition in the pizza business. The Company faces competition for patronage of customers in varying degrees from national, regional and local chains which are located in the Company's market place. Many of these competitors offer merchandise similar to that available by the Company. The Company attempts to compete by offering what it believes to be higher quality food and better service at reasonable prices.

         The Company's major national competitors include Pizza Hut, Dominos and Little Caesar's. Regional competitors include Shakey's, Round Table, Lamppost Pizza and Ameci's. There is also significant independent competition which currently accounts for more than 50% of the pizza market in Southern California.

         During the past three years, the competition in the Southern California market place has intensified. Predatory pricing and deep discounting have had an effect on consumers' brand loyalty. The Company also competes for the customers' dollar with virtually all restaurants in the Southern California market place whether or not they specialize in pizza or offer Italian specialty items.

Trademarks, Service Marks, Tradenames, Logo Types and Commercial Symbols.

         "Numero Uno" is a registered service mark in the State of California. The Numero Uno name was first used in California on June 15, 1973 and was registered as a state service mark on February 27, 1986 as Reg. #26019. A separate California service mark registration for the words "Numero Uno" with design was obtained on March 22, 1986 as Reg. #4242. Both of said registrations are currently held by N.U. Pizza Holding Corporation.

         On September 6, 1985, the Company obtained a state service mark registration for "Numero Uno Pizza, Pasta and More" Reg. #24304. The Company was issued a certificate of registration by the United States Patent and Trademark Office evidencing the registration on March 11, 1986 of the service mark "One Bite and We Gotcha" on the principal register (Reg. #1386261) and a
Section 8 Affidavit of Use has been timely filed. The Company was also issued a certificate of registration by the United States Trademark Office for the mark "Pizza, Pasta and More" which was registered on the principal register on May 6, 1986, (Reg. #1392746). A Section 8 Affidavit of Use was timely filed. The mark "Numero Uno Takeout and Delivery" is not separately registered. The Company does not believe that such registration would be significantly beneficial, inasmuch as the distinctive part of the mark, the words "Numero Uno", are already the subject of a state registration.

         There are presently no effective adverse determinations of the United States Patent and Trademark Office; the trademark administrator of any state or of any court; no impending interference, opposition or cancellation proceedings; nor any pending material litigation involving any of the foregoing marks which is relevant to their use in California. With the exception of the agreement with Pizzeria Uno Corporation (which prevents the Company from using the name anywhere within the continental United States, except for California) there are no agreements currently in effect which significantly limit the rights of the Company or its affiliated entities to use or license the use of any of the said marks. Furthermore, there are no infringing uses actually known to the Company which would materially affect the use of any of the marks in California.

         The Company has copyrights on certain confidential operations manuals and confidential food preparation manuals. These copyrights are not registered. Under each franchise agreement, the franchisee is granted the right to use the manuals during the term of his franchise, subject to the confidentiality restrictions and other terms and conditions contained in the franchise agreement. There are no presently effective determinations of the copyright office, or any court, any pending interference, opposition or cancellation proceedings, or any material litigation involving the manuals which is relevant to their use in California.


ITEM 2.  PROPERTIES.

Restaurants.

         All of the Company-owned restaurant sites are leased. In many instances, the Company has also signed or guaranteed leases for restaurants operated by franchisees. The leases for the restaurant premises vary as to their terms, rental provisions, expiration dates and the existence of renewal options. The number of years remaining on the leased locations (excluding unexercised options) range from approximately 1 to 9 years. The termination of any of the leases due to expire within the next two years (without renewal options) would not have a material adverse effect on the operations of the Company. Most of the leases provide for a fixed minimum rent and some have provisions for additional rent based on a percentage of the total sales in excess of certain amounts. Many leases also provide that the Company shall pay all, or a portion of, the real estate taxes, insurance charges and maintenance expenses related to the leased premises.

         The Company has historically acquired locations for new restaurants through a variety of methods including direct leases, assignments of subleases of existing facilities and build-to-suit leases. In many cases, the Company is able to lease or sublease existing buildings that have previously been used for restaurants. In connection with the opening of new restaurants, the Company generally makes capital investments and incurs expenses of approximately $300,000 to $400,000 per restaurant. These costs consist of leasehold improvements, inventory, fixtures, equipment, furniture, signs, pre-opening costs and, in some cases, lease acquisition costs.

         Company-owned restaurants are either located in or adjacent to shopping centers of varying sizes and have adjacent parking facilities or are free-standing with parking that is specific to the location. The restaurants generally operate from 11:00 a.m. to 9:00 p.m., Sunday through Thursday, and 11:00 a.m. to 11:00 p.m. on Friday and Saturday. Particular location schedules may vary slightly.

Corporate Office.

         The Company leases its corporate offices located at 15414 Cabrito Road, Suite A, Van Nuys, California 91406. The space is approximately 4,300 square feet. There is approximately thirteen months remaining on the lease and it is the intention of the Company to relocate the corporate offices at the expiration of the lease.


ITEM 3.  LEGAL PROCEEDINGS.

         1. Jasvir Singh Basi aka David Basi, Ravinder K. Basi aka Linda Basi, and Basi Food Company, Inc. vs. Ronald J. Gelet, Numero Uno Franchise Corporation, Numero Uno, Inc., Gregory Golem, and Does 1 through 100 inclusive, Superior Court of the State of California for the County of Los Angeles, Case No. LC023294. In October of 1985, the Company entered into a franchise agreement with Jasvir Singh Basi and Ravinder Kaur Basi for a full service unit to be located in Winnetka, California. In or about June, 1993, a dispute arose between the Basis and the Company relating to the nature of the Basis' delivery rights and the geographic territory originally allocated to them. Pursuant to the franchise agreement, the Basis' right to delivery into the originally allocated area was non-exclusive and, upon the occurrence of certain conditions, was subject to termination followed by renegotiation of an alternate delivery area with a new one. The Basis denied that they had agreed to a replacement delivery area and, further, alleged that, by separate agreement, their delivery area was expressly agreed to. The

Basis responded with a cross-complaint, which sought compensatory and punitive damages, and other relief based on claims of breach of contract, breach of covenant of good faith and fair dealing, intentional interference with prospective advantage, intentional infliction of emotional distress, and violations of the Racketeer Influenced and Corrupt Organizations Act ("R.I.C.O."). The Company filed a demurrer to the cross complaint and the Basis filed a first amended cross-complaint in January, 1994. On September 27, 1994, the parties settled the lawsuit. The Company agreed to a royalty abatement which commenced on October 1, 1994 and continues for five years thereafter.

         2. Shaikh Irshad Ahmad Taj vs. Numero Uno, Inc., Numero Uno Franchise Corporation, and N. U. Pizza Holding Corporation, Orange County Superior Court Case No. 719323. This is an action filed for breach of contract which was filed on October 20, 1993 in the Orange County Superior Court against the Company, its president and several of its subsidiaries. The matter arises out of a promissory note executed by the Company on October 1, 1991, in the original principal amount of $130,000, and which was secured by a security agreement. Plaintiff alleges that the Company breached the security agreement and therefore the entire amount of the promissory note is accelerated. The complaint was served on the Defendants in April 1994. Defendants answered the complaint. The Mandatory Settlement conference was held on September 16, 1994. The parties were unable to reach a settlement and the Court ordered the matter to binding arbitration. At an arbitration hearing on December 8, 1995, the
matter was resolved in favor of the Company.   The Company was held not to be
liable for any portion of the note.

         3. Numero Uno Franchise Corporation vs. Thomas Chan, Anita Chan, Danny Kong and Judy Kong and Does 1 - 10, inclusive, Los Angeles Superior Court Case No. BC109959. This matter arises out of the breach of a sublease by the an assignee of the Defendants. On or about January 29, 1982, Defendants subleased the premises from the Company and on or about March 20, 1992, Defendants assigned their right, title and interest to the sublease to other assignees. The assignment specifically stated that it "shall not release the originally named sublessees from liability for the continued performance on the terms and provisions on the part of the sublessee to keep informed."
Commencing on or about January 1, 1994, the new sublessees failed and continued to fail to pay rent to the lessor or the Company.

          As a result of the failure to pay rent, the landlord brought an action in the Los Angeles Municipal Court entitled William Ong d/b/a Fairview Enterprises vs. Numero Uno Franchise Corporation to recover damages for breach of lease in the sum of $15,086.00. The Company stipulated with the landlord in August 1994 to payment of the sum of $43,644.78 in monthly installments of $2,011.94. A judgment may be entered against the Company if it fails to meet its monthly payment obligation. The Company has performed all of the conditions and obligations to be performed under the sublease and believes that it is entitled to indemnification from the Defendants in the same amount stipulated in the Ong action. The Company entered into a Stipulated judgment where by the Defendants agreed to pay the Company $31,000.00 in monthly installments of $750.00 which began on October 15, 1994.

         4. Maurice Pack vs. Numero Uno Franchise Corporation and N.U. Pizza Holding Corporation, Los Angeles Superior Court Case No. LC033111. This is a complaint filed on July 21, 1995 for $50,943.02 due on a promissory note and guarantees. The Company guaranteed a franchisee's note payments. The franchisee defaulted on payments under the promissory note due to the plaintiff beginning in April 1995 and continuing thereafter. A status conference had been set for May 17, 1996, but was taken off the calendar when the parties settled the matter. The Company agreed to pay to plaintiff the sum of $56,723.43 in monthly installments until paid in full.

         5. Filet Menu, Inc. vs. Numero Uno, Inc., Los Angeles Superior Court Case No. DC114313. This is an action filed on October 12, 1994 against the Company for breach of a settlement agreement. This matter arises out of the settlement of a previous lawsuit filed by the plaintiff against the Company in 1987. As part of that settlement, the Company entered into a written agreement with the plaintiff for the purchase and payment of merchandise. The plaintiff alleges that the Company breached that agreement by failing to purchase all the required items and also failed to pay for some items which were delivered under the settlement agreement. The Company contends that Filet Menu breached the settlement agreement. The Company answered the complaint and the Superior
Court referred the matter to the Joint Association Settlement Program.   After
a settlement conference was held, the parties settled the matter. As part of the settlement agreement, the Company agreed to pay the plaintiff an irrevocable consulting fee of $500,000, payable in monthly installments of $4,166.66 for a period of ten years commencing on June 15, 1996, and to use the plaintiff as exclusive supplier of various paper products used by the Company in Numero Uno Restaurants for a period of five years. Subsequently, Numero Uno Franchise Corporation filed a Demand for Arbitration before JAMS/Endispute, Inc. alleging that Filet Menu violated the terms of the Settlement Agreement. The Company intends to vigorously prosecute the matter in Arbitration and expects to obtain a favorable ruling.

         6. Robert and Frances Clayton vs. Numero Uno Take Out and Delivery, Inc., Gelet Enterprises, Inc., Numero Uno Franchise Corp., Ronald J. Gelet, Gregory R. Golem and Bradley Harrington, Orange County Superior Court Case No. 749134. This action for breach of lease was filed on June 26, 1995 by the landlord of premises leased by Numero Uno Take Out and Delivery in Huntington Beach, California. In March of 1995, Numero Uno Takeout and Delivery vacated the premises. The plaintiffs are seeking rent in the sum of $20,512.00 and other amounts for damages according to proof. Numero Uno Take Out and Delivery is a defunct entity. There is no contractual liability on behalf of the other named defendants. Defendants Gelet Enterprises, Inc., Numero Uno Franchise Corp., Ronald J. Gelet and Gregory R. Golem answered the complaint on August 16, 1995. After some discovery, the Court assigned the case to nonbinding arbitration. An arbitration hearing was held on June 20, 1996. Thereafter, the arbitrator awarded plaintiffs the sum of $31,781.05. Numero Uno Franchise Corporation did not agree with the award of the arbitrator and filed a Request For Trial De Novo with the Court. Subsequently the Court set a trail date for October 28, 1996. The Company believes that it will obtain a favorable outcome at the trial.

         7. Commercial Ventures vs. N.U. Pizza Holding Corporation, Los Angeles Municipal Court Case No. 95T03975. This action was filed August 8, 1995 and alleged breach of contract arising out of lease agreement entered into
in June of 1990.  The plaintiffs sued for back rent and other damages.   The
action was filed in Municipal Court, the jurisdictional limit of the court in which plaintiff filed the action was $25,000. The parties agreed to stipulate to the settlement of this matter by the payment from the Company to the plaintiff of the sum of

$12,912.50.  The settlement was paid in full on March 5, 1996.

         8. Konstantin Gontmaher vs. Numero Uno Inc., et al., Los Angeles Superior Court Case No. BC013580. This matter was filed on November 14, 1994 alleging breach of contract and various other causes of action. The plaintiff was a franchisee of the Numero Uno location in Northridge, California. The Company filed a demurrer and motion to strike. The demurrer was sustained in the third through tenth causes of action with plaintiffs given twenty days to amend their complaint. Plaintiff did not amend, and the case was on the verge of being dismissed, when plaintiff obtained new counsel and filed a Motion for Leave to file a First Amended Complaint. At the same time, the Company filed a Motion For Leave to file a Cross-Complaint for amounts owing on a note and under the franchise agreement. Both Motions were granted by the Court on May 17, 1996. The case is presently in the discovery stage with a Status Conference scheduled for December 5, 1996. Plaintiff dismissed two causes of action and some unrelated defendants in July 1996. The Company's demurrer and motion to strike portions of the First Amended Complaint were granted in substantial part on August 9, 1996. The restaurant is closed. The plaintiff would like to get out of the long-term lease, which has another nine years to run. In addition, the plaintiff franchisee owes the Company approximately $150,000. The Company has no interest in assuming the lease, even at a reduced rent. The Company believes that the matter will eventually be settled with the plaintiff on terms favorable to the Company.

         9. Dolan Construction Company, Inc. vs. Numero Uno Franchise Corporation, Orange County Municipal Court Case No. 300623. This is an action for breach of contract and foreclosure of mechanics liens filed on September 22 1995. The dispute centers around a parcel of real property located in Santa Ana, California, for which the Company contracted with the plaintiff to perform improvements. The plaintiff is seeking the sum of $15,764 as the outstanding balance owed on the contract. The Company responded to the complaint on October 31, 1995. After some discovery, a Trial Setting Conference was set for April 25, 1995 but was taken off calendar when the matter was settled. Numero Uno Franchise Corporation agreed to pay the plaintiffs the sum of $15,129.00 at the rate of $500.00 a month until paid in full. Numero Uno Franchise Corporation entered into a stipulation for entry of judgement with the plaintiff, which may be filed with the Court in the event that Numero Uno Franchise Corporation defaults on any payment due to the plaintiff.

         10. Shin vs Numero Uno Franchise Corporation, Los Angeles Superior Court. On July 28, 1995, an action was filed for money due on a promissory note. The plaintiffs allege that the Company is in arrears on an installment note made on July 16, 1993 for approximately $107,900. The Company responded to the complaint on September 19, 1995. The Company settled the matter on April 4, 1996, for the sum of $96,000 which has been paid in full.

         11. Century Entertainment Center, L.P. vs. Numero Uno Franchise Corporation, Los Angeles Superior Court Case No. BC 138386. This is an action filed on November 2, 1995 for unlawful detainer for one of the Numero Uno restaurant locations. The landlord was seeking approximately $58,000 in past due rent. A Status Conference was held on December 1, 1995 and a trial date was set for December 18, 1995. Numero Uno Franchise Corporation made a motion to continue the trial date which was granted and then after several more continuances, the plaintiffs and Numero Uno Franchise Corporation entered into a stipulation to continue the trial date. The matter was settled with Numero Uno Franchise Corporation agreeing to pay the landlord the sum of $30,000.00 in monthly installments until approximately mid-1997 for prior rent arrearages and entering into a new lease for the premises. Upon payment in full, the plaintiff has agreed to dismiss the action.

         12. Brian Moore and Linda Moore vs. Numero Uno Franchise Corporation and N.U. Pizza Holding Corporation, Orange County Superior Court Case No.752894. This action was filed on September 18, 1995 for breach of a Promissory Note and Security Agreement made by the Company to Brilinca Corporation. The plaintiffs, Brian and Linda Moore, are the assignees of Brilinca Corporation. The Moores allege that the Company defaulted on amounts owing to them in the sum of $77,916.51. In addition to Numero Uno Franchise Corporation, the plaintiffs have sued N. U. Pizza Holding Corporation as guarantor of Numero Uno Franchise Corporation's obligations. A tentative settlement was reached with the Moores' attorney, but the Moores did not agree to the terms. Because the parties were in settlement negotiations, the Court took the hearing on the Right to Attach Order and the Settlement Conference off calendar. The Settlement Conference, however, was held on June 28, 1996. The parties were unable to settle the matter at the Conference and the judge scheduled a trial date for October 16, 1996. The Company believes that the matter will eventually be settled for no more than the balance due on the original Note.

         13. Janet Tseng-Law and Ronald E. Law vs. Numero Uno Franchise Corporation, N.U. Pizza Holding Corporation and Numero Uno Takeout And Delivery, Inc., Whittier Municipal Court Case No.95C03094. This is an action for breach of contract for failure of Numero Uno Takeout and Delivery, Inc. to make payments on a Promissory Note. The plaintiffs are seeking the sum of $12,603.91. The action was filed on September 28, 1995. An answer was filed on behalf of Numero Uno Franchise Corporation and N. U. Pizza Holding Corporation on December 6, 1995. The Company subsequently made a settlement offer to the plaintiffs but plaintiffs' counsel has not pursued settlement. Currently the case is dormant. The Company believes that the matter will eventually be settled for no more than the balance due on the original Promissory Note.

         14. Numero Uno Franchise Corporation vs. John Dino, D.J. Clark, Pro Form Management Company and James Xanthos, Los Angeles Superior Court Case No. BC142602. A complaint was filed by Numero Uno Franchise Corporation on January 17, 1996 for damages and injunctive relief for service mark infringement, dilution of mark, common law trademark and service mark infringement, unfair competition and breach of contract. James Xanthos, a former franchisee of Numero Uno, sold his restaurant to the remaining defendants (the "Pro Form defendants"). Specifically excluded from the assets sold to Pro Form defendants was the right to use the name Numero Uno. The Pro Form defendants continued, however, to use the name and Numero Uno's other trademarks. In addition to filing the complaint, the Company filed an Application for Temporary Restraining Order and a Preliminary Injunction. The Preliminary Injunction was granted on February 2, 1996. The Pro Form defendants continued, however, to use the Numero Uno name and marks. Subsequently, the Company filed an Application for an Order to Show Cause re Contempt. The Court held the Pro Form defendants in contempt and issued a bench warrant and ordered the Pro Form defendants to appear in Court again on April 2, 1996. On March 15, 1996, the Company filed a Request for Entry of Default against the Pro Form defendants and default was entered on the same day. The defendants still have not appeared before the Court and the Company intends to file a Request for Default Judgment in the near future.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of the Company's security holders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS, COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS.

         On December 30, 1993, the Company's common stock was authorized for trading in the over-the-counter market on the "Electronic Bulletin Board" under the symbol "NUZA." The Company's common stock is not listed on NASDAQ. The Company's common stock did not start to trade on the over-the-counter market until January 1995.

         The following table shows the range of high and low bid quotations of the Company's common stock as traded in the over-the-counter market.

                          High       Low                                             High     Low
Fiscal Period             Bid        Bid                    Fiscal Period            Bid      Bid
-------------             ---        ---                    -------------            ---      ---
1996                                                        1995
----                                                        ----
First Quarter             0.72       0.25                   First Quarter            N/A      N/A
Second Quarter            0.43       0.16                   Second Quarter           N/A      N/A
Third Quarter             0.34       0.16                   Third Quarter            4.50     1.00
Fourth Quarter            0.34       0.22                   Fourth Quarter           1.44     0.34

The above quotations were reported by the National Daily Quotation Service and were furnished by the National Quotation Bureau, Inc. The quotations represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent prices at which actual transactions were or could have been effected.

Holders.

         As of October 2, 1996, the total number of shareholders was 495.

Dividends.

         The Company has not declared any dividends on its common stock since its inception, and the Company does not anticipate paying dividends in the foreseeable future.

         The Company's Preferred Series B Stock bears a coupon rate of 9%, which is cumulative. Since the Company has not declared dividends, this amount is accumulating, and will accumulate until such time as dividends are paid.

         The Company's Preferred Series C Stock bears a coupon rate of 10%, which is cumulative and provides an option to convert the Preferred Stock to Common Stock at $.50 a share. Dividends in arrears totaled $1,800 at June 30, 1996.

ITEM 6.  SELECTED FINANCIAL DATA


                                                          ELEVEN MONTHS ENDED             YEAR ENDED
                           YEAR ENDED        YEAR ENDED   -------------------    -------------------------------
                          JUNE 30, 1996     JUNE 30, 1995   JUNE 30, 1994        JULY 31, 1993     JULY 31, 1992
                          -------------     -------------   -------------        --------------    -------------
Franchise Revenue           1,144,800           743,100       2,387,800            2,329,100         3,009,300

Franchise Operating        (1,133,900)       (2,055,500)        175,800             (170,400)         (300,000)
   Income (loss)

Company-owned Restaurant      483,200         3,460,000       2,218,500              697,300         1,550,600
   Sales

Company-owned Restaurant     (137,500)       (1,022,500)       (234,400)              23,200          (233,100)
  Operating Income (loss)

Net  Loss                  (1,273,800)       (2,923,500)        (62,600)            (152,000)         (537,900)


Net Loss per Common
  Share                          (.08)             (.29)           (.01)                (.03)             (.09)


Weighted Average Number
  of Shares Outstanding    15,420,508        10,203,653       6,186,200            6,020,000         6,020,000


Cash Dividends per
  Common Share                   None              None            None                 None              None


Total Assets                2,880,300         2,168,800       3,394,900            2,280,700         2,722,500


Long-Term Obligations         783,800           241,600         637,400              285,800           524,100


Stockholders' Equity
  (Deficit)                   555,300          (160,100)        304,900              327,000           479,000


Working Capital
  Deficiency                 (579,100)       (1,396,800)     (1,343,900)            (865,300)         (760,400)


Current Ratio                    0.58              0.26            0.34                 0.39              0.56


Number of Franchise
  Stores                           51                44             44                    48                48


Number of Company-owned
  Stores                            4                 6              14                    0                 3

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This analysis of the Company's financial condition, capital resources and operating results should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

Liquidity and Capital Resources.

         The Company has not achieved profitability for the past three years and, as a result, the Company has an accumulated deficit of $4,560,300 and a working capital deficit of $579,100 at June 30, 1996. There has been a minimal return on assets.

         During the year ended June 30, 1996, the Company's profitability continued to be negatively impacted by the overall recession and economy of Southern California and increased competition in the market place from both national and regional pizza chains. The Company's customer base has still not recovered from the Northridge earthquake which occurred in January 1994. The increased competition and decrease in customer base has resulted in lower chain-wide sales compared to the year ended June 30, 1995, resulting in lower royalties.

         The Company's business is generating negative cash flows from operations. During the year ended June 30, 1995, the Company developed a prototype restaurant which stressed quality food and service, an upscale decor in a casual atmosphere and moderate prices. The community was not receptive to the new concept. Six Company-owned restaurants, including those that were converted to the new prototype format, at significant costs, generated significant negative cash flows, as a result, the locations were sold or closed during the year ended June 30, 1996 and 1995.

         Despite these negative trends, in management's opinion, the Company's ability to continue as a going concern has improved greatly since June 30, 1995 for the following reasons:

         As the Company owns and operates fewer restaurants, the amount of cash required to support its operations has been substantially reduced.
Accordingly, financial commitments and uncertainties affecting cash flow have also been reduced.

         The Company's cash outflow for capital expenditures was only $10,000 for the year ended June 30, 1996 as compared to $619,700 for the year ended June 30, 1995. This reduction in capital expenditures is due to the disposition of the Company's prototype restaurants which were built at a significant cost in the year ended June 30, 1995. Non-cash capital expenditures of $1,245,000 incurred in acquiring Company-owned restaurants during the year ended June 30, 1996 were financed by stock issuances.

         The Company has fully repaid its note payable to a bank and has settled lawsuits which has reduced and extended its long-term debt requirements. During the year ended June 30, 1996, principal payments on long-term debt totalled $435,200 as compared to $345,800 during the year ended June 30, 1995. The Company has also paid officer loans of $116,700.

         As of June 30, 1996, the Company's potential defaults on its obligations totalled $81,100. Payments are currently being made on some of these obligations and other obligations are the subject of litigation. Since the Company's cash flow has improved and repayment terms have been established with most of the Company's creditors, management believes that its defaults will be minimized and it is unlikely that the Company will default on any additional obligations.

         During the year ended June 30, 1996, the Company has continued to raise capital through stock offerings ($793,600) and satisfied its debt obligations through stock issuances ($310,600). Collections on notes receivable totalled $219,000, an increase of $18,200 for the year ended June 30, 1996, as compared to the year ended June 30, 1995.

         Due to the factors discussed above, cash flow has increased significantly and, in managements's opinion, cash flow should continue to improve and stabilize in the future.

         In June 1996, the Company purchased four new restaurants which are expected to generate positive cash flow and be profitable. The Company plans to grow through the acquisition of established restaurant businesses which may help increase its profitability in the near future. In addition, the Company recently entered into a non-specific letter of intent to purchase the assets of an Oregon restaurant chain. The Company will also continue to concentrate on strengthening its existing franchise base.

Operating Activities.

         Advertising receivables decreased $5,700 to $70,600 and accounts receivable increased $42,400 to $80,200 at June 30, 1996. The increases and decreases were due to the addition of or write off of several receivables in conjunction with the purchase, take-over or closure of franchised restaurants.

         Inventories decreased $12,000 to $16,800 at June 30, 1996 from $28,800 at June 30, 1995. This decrease was due to the reduction in the number of Company-owned restaurants at June 30, 1996. At June 30, 1996 the Company operated three restaurants as compared to six at June 30, 1995.

         Prepaid expenses increased $41,000 to $74,800 at June 30, 1996 from $33,800 at June 30, 1995. The increase is due to the acquisition of four Company-owned restaurants in June 1996. Also, the Company has prepaid legal fees of $21,400.

         Intangible assets decreased $60,000 to $120,000 at June 30, 1996 as a result of amortization. The intangible assets consisted of licensing rights to pizza dough recipes. The dough recipe rights are being amortized over a five year period.

         Accounts payable and accrued expenses decreased $67,500 to $576,400 at June 30, 1996. This decrease is due to the conversion of $38,500 of accounts payable to a note payable, the conversion of $153,600 of accounts payable to equity and $71,000 of accounts payable were forgiven by a creditor. These decreases are offset by an increase in accrued payroll of $195,600 representing deferred salary of the president of the Company.

         The Company has accrued a litigation settlement of $495,800 at June 30, 1996. The liability arose when the Company agreed to pay an irrevocable consulting fee of $500,000 to a plaintiff vendor. The obligation is payable in monthly installments of approximately $4,200 for ten years. The initial monthly payment, under the terms of the settlement agreement, was made in June, 1996.

         Deferred franchise fees decreased $33,900. The Company received $25,000 for an international licensing agreement for Indonesia. This increase is offset by the recognition of $58,900 of previously deferred franchise fees.

Investing Activities.

         Notes receivable decreased $363,300 from $947,500 at June 30, 1995 to $584,200 at June 30, 1996. This decrease is due to the collection of $219,000 of principal payments on outstanding notes and $188,000 of Company notes receivable assumed by new franchisees when they purchased restaurant franchises from the original franchisee. These decreases are offset by an increase of $12,700 due to a new loan made, an $87,400 note assumed in exchange for accounts receivable and $477,500 of new notes made in connection with the sales of Company-owned restaurants. Notes receivable of $486,300 were written off and a additional $47,600 was reserved during the current year.

         Fixed assets increased $845,300 from $1,020,600 at June 30, 1995 to $1,865,900 at June 30, 1996 primarily due to the acquisition of four Company-owned restaurants in June 1996, totaling $1,245,000. The Company also purchased $10,000 in additional fixed assets during the year ended June 30, 1996. A $409,800 offsetting decrease is due primarily to the sale and closure, during the first and second quarters of the year ended June 30, 1996, of six Company-owned restaurants.

Financing Activities.

         Note payable to bank and long term debt decreased $305,800 to $969,100 at June 30, 1996 from $1,274,900 at June 30, 1995. The Company received a loan of $10,000 during the year ended June 30, 1996, converted $38,500 in accounts payable to a note payable, and financed $348,100 in connection with the purchase of four Company-owned restaurants. These increases were offset by the conversion of a $135,600 note payable to equity, cash payments of $435,200 on loan obligations and forgiveness of debt of $131,600.

         Common stock increased $9,800 to $24,000 at June 30, 1996 from $14,200 at June 30, 1995. Additional paid in capital increased $2,119,400 to $5,429,200 at June 30, 1996 from $3.309,800 at June 30, 1995. The increase was due to the raising of $793,600 of capital through Regulation S offerings, the conversion of $310,600 of debt to equity and $1,025,000 of stock issuances in connection with the purchases of four Company-owned restaurants in June, 1996.

Results of Operations

Year Ended June 30, 1996
Compared to the Year Ended June 30, 1995.
Franchise Operations.

         Franchise fees decreased $177,700 to $63,900 or 73.6% compared to the
year ended June 30, 1995.   The decrease resulted from higher fees earned
during the year ended June 30, 1995 due to the opening of two international units, one in Kuwait and one in Korea.

         Royalties decreased $198,300 to $612,400 or 24.5% compared to royalties earned of $810,700 during the year ended June 30, 1995. The decrease was due primarily to the Company operating a higher number of restaurants during the year ended June 30, 1995, a reduction in royalty percentages charged franchisees and the closing of a greater number of franchised restaurants during the year ended June 30, 1996.

         Rental income decreased $ 138,400 to $163,900 or 45.8% as compared to rental income of $302,300 during the year ended June 30, 1995. The decrease is due to the majority of earned the Company's sublessees having negotiated their own leases directly with landlords instead of paying their rent to the Company. Historically, the Company's only source of rental income was from franchisees who purchased restaurants that were previously owned by the Company and from independent business owners who became sublessees of the Company when a Company-owned restaurant was sold or closed. The Company, who remained obligated on the leases, would collect rent from the franchisees or independent business owners (subleases) and pay it directly to lessors. This trend of decreased rental income is expected to continue in future periods.

         During the year ended June 30, 1996, interest income increased $30,200 to $84,700 or 55.4% compared to interest income earned of $54,500 during the year ended June 30, 1995. This increase is due primarily to collectible accrued interest on notes receivable assumed or taken back during the current year.

         Rebate income decreased $36,100 to $178,500 or 16.8% during the year ended June 30, 1996 compared to rebate income earned of $214,600 during the year ended June 30, 1995. The decrease is attributed to lower sales during the current year.

         The Company had $192,900 of forgiveness of debt income during the year ended June 30, 1996. The Company paid $150,200 of its loan balance to a bank and the unpaid balance of $29,500 was forgiven by the bank, the remaining $163,400 of forgiveness of debt income recognized was related to amounts due to various note holders and vendors.

         The Company recognized $177,900 of losses from the sale or closure of six Company-owned restaurants during the year ended June 30, 1996. During the year ended June 30, 1995, the Company incurred $880,600 of losses on the closure of five and the sale of eight Company-owned restaurants and its centralized phone center. The restaurants were closed in both years due to poor operating performance.

         General and administrative expenses consist of corporate payroll and related benefits, insurance, professional fees, license fees, depreciation and amortization. Administrative expenses decreased $354,100 to $989,100 or 26.4% compared to $1,343,200 for the year ended June 30, 1995. The decrease was due to reduced corporate payroll resulting from restaurant dispositions (only six employees for ten months of the year ended June 30, 1996). This decrease was offset by legal expenses of approximately $206,000 incurred in defending lawsuits against the Company.

         Bad debt expense increased $ 22,000 to $410,600 due to the continued writeoff of uncollectible franchisee notes and accounts receivable in the year ended June 30, 1996.

         Consulting expense decreased $552,900 to $39,600 or 93.3% during the year ended June 30, 1996 compared to consulting expense of $592,500 during the year ended June 30, 1995. During the year ended June 30, 1995, the Company entered into significant consulting agreements in exchange for common stock.

         Interest expense decreased $62,500 to $73,800 or 45.9% as compared to $136,300 during the year ended June 30, 1996. The decrease resulted from the repayment of notes payable during the current year. There were no significant additions to notes payable until June, 1996.

         During the year ending June 30, 1996 the Company settled a lawsuit by agreeing to pay the plaintiff an irrevocable consulting fee of $500,000 payable in monthly installments of $4,166.67 for a period of ten years commencing June 15, 1996. The Company also expects to settle a lawsuit during the year ended June 30, 1997 whereby the Company will be ordered to pay the plaintiff no more than $19,000, this amount has been accrued at June 30, 1996.

Company-owned Restaurant Operations.

         Sales decreased 86.0% or $2,976,800 to $483,200 in the year ended June 30, 1996 as compared to sales of $3,460,000 during the year ended June 30, 1995. The decrease resulted from the sale and closure of six Company-owned restaurants in the first two quarters of the year ended June 30, 1996.

         As a result of restaurant closures, gross profit decreased $1,564,700 or 83.0% from $1,885,600 during the year ended June 30, 1995 to $320,900 during the year ended June 30, 1996. Gross profit, as a percentage of sales, increased to 11.9% from 54.5% to 66.4% in the year ended June 30, 1996. The increase was due to the closure of new upscale prototype restaurants featuring quality food and service at moderate prices. The menu featured dishes with a higher cost, ie. shrimp and pesto.

         Operating expenses decreased 85.1% or $1,523,700 from $1,790,300 during the year ended June 30, 1995 to $266,600 during the year ended June 30, 1996, as a result of restaurant closures.

         General and Administrative expenses consist mostly of advertising, rent, depreciation and property taxes. General and administrative expenses decreased $926,000 to $191,800 or 82.9% during the year ended June 30, 1996 as compared to $1,117,800 in the year ended June 30, 1995. The decrease is due to the closure of Company-owned restaurants in the first two quarters of the year ended June 30, 1996. Company-owned restaurants generated high administrative expenses when they were in operation.

Year ended June 30, 1995
Compared to the Eleven Months Ended June 30, 1994.

Franchise Operations.

         Initial franchise fees increased $168,100 or 229.0% as compared to the eleven months ended June 30, 1994. This increase was due to the opening of two international units, one in Kuwait and one in Korea during the year ended June 30, 1995.

         Royalties decreased $256,200 or 24.0% compared to annualized royalties of $1,066,900 in the eleven months ended June 30, 1994. The decrease was due primarily to the Company operating a higher number of restaurants as Company-owned instead of franchised restaurants during the year ended June 30, 1995.

         Rental income decreased $540,200 or 64.0% compared to annualized rental income of $842,500 for the eleven months ended June 30, 1994 due to the majority of the Company's sublessees having negotiated their own leases directly with landlords instead of paying their rent through the Company. Historically, the Company's only source of rental income was from franchisees who purchased restaurants that were previously owned by the Company and from independent business owners who became sublessees of the Company when a Company-owned restaurant was sold or closed. The Company, who remained obligated on the lease, would collect rent from the franchisees or independent business owners (subleases) and pay it directly to lessors. This trend of decreased rental income is expected to continue in future periods.

         Interest income during the year ended June 30, 1995 decreased $27,300 to $54,500, or 33.4%, from $81,800 for the eleven months ended June 30, 1994. This decrease is primarily due to uncollectible notes receivable since the Company does not accrue interest income on notes receivable that are more than six months in arrears.

         The Company incurred $880,600 of losses on the closure of five and sale of eight Company-owned restaurants and the centralized phone center. The restaurants were closed due to poor performance.

         General and administrative expenses consist of corporate payroll and related benefits, insurance, professional fees, license fees, deprecation and amortization. Administrative expenses remained virtually the same compared to annualized expenses in the eleven months ended June 30, 1994.

         Bad debt expense of $388,600 was charged to operations due to the closure of several franchised restaurants. The franchised restaurants closed due to poor performance.

         Consulting fees increased $592,500 for the year ending June 30, 1995. This increase is due primarily to consulting agreements entered into by the Company in exchange for common stock.

         Interest expense increased $64,100 due to the increase in notes payable in conjunction with the purchase of five Company-owned restaurants.

Company-owned Restaurant Operations.

         Sales increased 42.9% to $3,460,000 in the year ended June 30, 1995 compared to annualized sales of $2,420,800 in the eleven months ended June 30, 1994. The increase resulted from the Company's operating 14 restaurants for the majority of the year. Most of the sales and closure of Company-owned restaurants took place in the last quarter of the year ended June 30, 1995.
The Company entered the eleven months ended June 30, 1994 with no Company-owned restaurants and acquired most of its restaurants during the second and third quarters of the year ended June 30, 1995.

         Gross profit, as a percentage of sales, decreased to 54.5% in the year ended June 30, 1995 from 72.0% during the eleven months ended June 30, 1994. The decrease was due to the development of a new upscale prototype restaurant featuring quality food and quality service at moderate prices. The menu featured dishes with a higher cost, ie. shrimp and pesto. The menu's moderate prices however, resulted in higher cost of sales.

         Cost of sales as a percentage of sales, decreased to 45.5% during the year ended June 30, 1995 from 28.0% during the eleven months ended June 30, 1994. The increase was due to the introduction of higher priced ingredients in conjunction with the development of a new upscale prototype.

         Operating expenses as a percentage of sales decreased to 51.7% during the year ended June 30, 1995 from 59.7% in the eleven months ended June 30, 1994. The decrease was due primarily to changing from a time share main frame accounting system to an in-house personal computer accounting system.

         General and administrative expenses consist mostly of advertising, rent, depreciation and property taxes. General and administrative expenses increased $610,200 to 32.3% as a percentage of sales during the year ended June 30, 1995 compared to 22.9% in the eleven months ended June 30, 1994. The increase is primarily due to higher expenses and a per unit sales decrease. The increase is also due to the current year increase in Company-owned restaurants which resulted in higher rent expense than in the previous years.


President's Comments

         During the year ended June 30, 1996, the Company showed dramatic improvement. The Company was able to implement and complete its short-term strategic plan. The objectives of the strategic plan were as follows: stop negative cash flow; dispose of all unprofitable or under-performing Company-owned restaurants; and strengthen the financial position of the Company through the payment of most long-term debt obligations or conversion of such long-term debt to equity.

         Having achieved its short-term objectives, the Company is now concentrating its efforts to develop the Numero Uno concept of the future and to achieve rapid growth, enhanced revenues and profitability. The Company has purchased three existing Numero Uno franchised restaurants and one independent restaurant which it intends to convert and remodel. The Company is now operating three of the locations as Company-owned restaurants. The fourth restaurant is scheduled to open in November 1996. The three operating restaurants are meeting or exceeding the Company's sales projections, are producing positive cash flow and are profitable.

         The Company has entered into a non-specific letter of intent to purchase the assets of the restaurant chain known as Oregon's Original Sandwich Express and Bakery ("Sandwich Express"). Upon execution of the definitive agreement, the Company intends to retrofit the Sandwich Express chain into a dual concept.

         The concept will be limited service, waiter assisted, sit-down restaurants featuring Numero Uno's award winning thick and thin crust pizza, pastas and salads, as well as specialty sandwiches and bread products. This represents an excellent opportunity to increase sales as 80% of Sandwich Express' sales are derived from lunch business and approximately 80% of Numero Uno's business is derived from evening business. Furthermore, the menus complement each other as Numero Uno's cuisine appeals to customers during Spring, Fall and Winter months and Sandwich Express' fare is popular during Spring and Summer months.

         The name for the new concept has already been registered and the prototype plan developed. Management believes that the revenues of the proposed acquired Sandwich Express restaurants will increase dramatically and that the new concept will generate sales in excess of industry averages. The Company will begin developing Company-owned restaurants and selling individual and territorial franchises outside the State of California as soon as the definitive agreement is executed.

         The international marketplace has grown more rapidly than the Company expected; we now have ten restaurants open and operating in South Korea, four in Kuwait and one in China. We expect four more restaurants to open in Korea and at least two in Kuwait during the year ending June 30, 1997. In addition, a licensing agreement was sold for Indonesia and one restaurant is expected to open in December 1996.

         The new Company-owned restaurants, the pending proposed acquisition of Sandwich Express and the rapidly expanding international marketplace leads Management to believe that the Company will have profitable operations for the year ending June 30, 1997.

         For the year ended June 30, 1996, the Company would have achieved break even operations or been marginally profitable had it not been for the significant legal expenses incurred corporately (for matters settled and outstanding), and in connection with the proposed acquisition of Sandwich Express. The Company also charged off or wrote down certain assets to net realizable value during the year ended June 30, 1996. As a result, the Company experienced a higher than expected net loss. Despite these significant charges, there was approximately a $1,650,000 reduction in net loss.

         Management feels that the Company is in its best position since the late 1980's. The Company is ready to achieve ongoing profitability and rapid growth.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and related financial information required to be filed hereunder are indexed on Page F-1 of this report and are incorporated herein by reference.


                                    PART III


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


         The executive officers and other significant employees of the Company are listed below, together with certain information concerning them. None of the executive officers or other significant employees have an employment agreement.



Name                          Age        Positions
----                          ---        ---------
Ronald J. Gelet               53         Chairman of the Board, President of the Company
                                         and affiliated companies.
Gloria Gelet                  48         Director



Business Experience.

         The following is a brief account of the business experience during the last five years of the Company's directors and executive officers:

         Ronald J. Gelet. Mr. Gelet is the founder of the Numero Uno Pizzeria and Italian Restaurant concept. He serves as Chairman of the Board and President of N.U. Pizza Holding

Corporation and the affiliated companies, Numero Uno Franchise Corporation and Numero Uno, Inc. Mr. Gelet has 25 years of extensive entrepreneurial and management experience in the restaurant business. Mr. Gelet attended the University of Wisconsin-Madison, where he received a Bachelor of Arts degree.

         Gloria A. Gelet, Mrs. Gelet is the Advertising Director of the Company and is the spouse of Ronald J. Gelet, the founder of the Numero Uno Pizzeria and Italian Restaurant concept. Mrs. Gelet has 20 years experience in marketing and management in the restaurant franchising industry and has been employed by the Company since 1984 as a marketing consultant and currently is the Advertising Director.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table shows all cash compensation incurred by the Company for services rendered during the fiscal year ended June 30, 1996, to each of the Company's directors and executive officers, and to all executive officers as a group:

Name                            Office                             Cash Compensation
----                            ------                             -----------------
Ronald J. Gelet                 President                          $213,200

Gloria Gelet                    Advertising Director               $ 45,400

All Executive  Officers
as a Group (2 persons)                                             $258,600

In addition, $17,500 was paid for Mr. Gelet's family medical insurance.

Compensation Under Plans.

         None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.

Name                          Office                            Amount             Percentage
----                          ------                            ------             ----------
Ronald J. Gelet (1)           President and Director            5,093,200          18.5%
1336 Via Mill Cumbres
Solana Beach, California

Numero Uno
Development Inc.              Gelet Family Trust                  774,072           2.8%
722 Genevieve Street #G
Solana Beach, California

(1) Includes 100,000 shares held by the Joseph James Gelet Trust for the benefit of Mr. Gelet's son.  In addition, Gloria Gelet is a beneficial owner of Mr. Gelet's stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Ronald J. Gelet, President of the Company, as owner of the secret recipe for proprietary pizza dough assigned his rights as part of a divorce settlement to receive a licensing fee of 8 cents per pound from the manufacturer for purchases of the pizza dough made by the Company and its franchisees during the year ended June 30, 1995. Mr. Gelet continues to receive revenue pursuant to an exclusivity agreement with the Company. Income from the Company is in consideration for the exclusive use of his dough products and recipes in designated territories. Such fee is calculated at two cents per pound of dough purchased by the Company and its franchisees.

          Mr. Gelet converted $522,900 of his debt to the Company to common stock during year ended June 30, 1995.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
         FORM 8-K.

(a)(1) Financial Statements. Reference is made to the Index to Financial Statements of the Company on page F-1 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedule. The following financial schedule is submitted herewith:

                 Schedule  II-Valuation and Qualifying Accounts F-40

                 All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.


(a)(3) Exhibits. The following documents are exhibits to this Annual Report on Form 10-K.



Number                                  Description
------           -----------------------------------------------------------------------
3.1              Articles of Incorporation of Gelet Enterprises, Inc. dated          *
                 August 28, 1981  filed as Exhibit 3.1 to the Company's
                 Annual Report on Form 10-K for the fiscal year ended
                 June 30, 1994.


3.2              Certificate of Amendment of Articles of Incorporation of            *

                 Gelet Enterprises, Inc. dated March 24, 1988 filed as Exhibit 3.2 to the Company's Annual Report on Form
                 10-K for the fiscal year ended June 30, 1994.

3.3              By-Laws of Gelet Enterprises, Inc. 9/9/81 filed as Exhibit          *
                 3.3 to the Company's Annual Report on Form 10-K for the
                 fiscal year ended June 30,1994.

3.4              First Amendment to the By-Laws of Gelet Enterprises Inc. dated      *
                 February 18, 1988 filed as Exhibit 3.4 to the Company's Annual
                 Report on Form 10-K for the fiscal year ended June 30, 1994.

3.5              Certificate of Amendment of Articles of Incorporation, dated        *
                 March 11, 1993 filed as Exhibit 3.5 to the Company's Annual
                 Report on Form 10-K for the fiscal year ended June 30, 1994.

3.6              Certificate of Name Change, dated March 11, 1993 filed as           *
                 Exhibit 3.6 to the Company's Annual Report on Form 10-K
                 for the fiscal year ended June 30, 1994.

3.7              Certificate of Amendment of Articles of Incorporation, dated        *
                 April 9,1994 filed as Exhibit 3.7 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

3.8              Articles of Merger of Woodbury, Inc. into N.U. Pizza Holding        *
                 Corporation filed April 19, 1994 filed as Exhibit 3.8 to the
                 Company's Annual Report on Form 10-K for the fiscal year
                 ended June 30, 1994.

3.9              Certificate of Amendment of Articles of Incorporation of Numero     *
                 Uno Holding Corporation filed April 27, 1993 filed as Exhibit 3.9 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

3.10             Certificate of Name Change dated April 27, 1993 filed as Exhibit    *
                 3.10 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

3.11             Certificate of Amendment of Articles of Incorporation of N.U.       *
                 Pizza Holding Corporation filed May 6, 1994 filed as Exhibit
                 3.11 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

10.1             Full Service Franchise Agreement filed as Exhibit 10.1 to the       *
                 Company's Annual Report on Form 10-K for the fiscal year
                 ended June 30, 1994.

10.2             Take-Out and Delivery Franchise Agreement filed as Exhibit 10.2     *
                 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

10.3             Dough Exclusivity Agreement between N.U. Pizza Holding              *
                 Corporation and Ronald J. Gelet filed as Exhibit 10.3 to the
                 Company's Annual Report on Form 10-K for the fiscal year ended
                 June 30, 1994.

22.1             List of Subsidiaries.


* By this reference incorporated herein and made a part hereof.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Van Nuys, State of California on October 10, 1996.

Date: October 10, 1996
                                       N.U. Pizza Holding Corporation




                                       By:/s/ RONALD J. GELET
                                          -------------------------------
                                          Ronald J. Gelet, President




         Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


October 10, 1996                       /s/
                                       -----------------------------
                                       Ronald J. Gelet
                                       Director, President, Chief Executive
                                       Officer, Chief Financial and Accounting
                                       Officer

October 10, 1996                       /s/
                                       -----------------------------
                                       Gloria Gelet
                                       Director


October 10, 1996                       /s/
                                       -----------------------------
                                       Dan Rouse
                                       Director

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended June 30, 1996 and 1995 and
                       Eleven Months Ended June 30, 1994




                                                           Page
                                                          ------
Independent Auditor's Report                                F-2

Consolidated Balance Sheets, June 30, 1996 and 1995         F-4

Consolidated Statements of Operations, Years Ended
  June 30, 1996 and 1995 and Eleven Months Ended
  June 30, 1994                                             F-6

Consolidated Statements of Stockholders' Equity (Deficit),
  Years Ended June 30, 1996 and 1995 and Eleven Months
  Ended June 30, 1994                                       F-8

Consolidated Statements of Cash Flows, Years Ended
  June 30, 1996 and 1995 and Eleven Months Ended
  June 30, 1994                                             F-9

Notes to Consolidated Financial Statements                  F-12

INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors
N. U. Pizza Holding Corporation and Subsidiaries


I have audited the accompanying consolidated balance sheets of
N. U. Pizza Holding Corporation and Subsidiaries as of June 30, 1996 and
1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 1996 and 1995 and the eleven months ended June 30, 1994. I have also audited the consolidated financial statement schedule listed in the index at Item 14.
These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on my audits.


I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of N. U. Pizza Holding Corporation and Subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for the years ended June 30, 1996 and 1995 and the eleven months ended June 30, 1994, in conformity with generally accepted accounting principles. Also, in my opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and has negative working capital at June 30, 1996. As discussed in Note 1 to the consolidated financial statements, these factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                           Bennett Block Accountancy Corporation




Los Angeles, California
September 19, 1996

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                          June 30,     June 30,
                                            1996         1995
                                         ----------   ----------
                 ASSETS

Current assets:
 Cash and cash equivalents               $  255,100   $   15,100
 Restricted cash                             44,900       11,800
 Franchisee advertising receivable           70,600       76,300
 Receivables, net of allowance for
  doubtful accounts of $48,000 and
  $86,600, respectively                      80,200       37,800
 Current portion of notes receivable,
  net of allowance for possible future
  losses of $547,300 and $499,700,
  respectively                              254,800      288,100
 Inventories                                 16,800       28,800
 Prepaid expenses                            74,800       33,800
                                         ----------   ----------
        Total current assets                797,200      491,700
                                         ----------   ----------
Other assets:
 Notes receivable, net of current
  portion                                   329,400      659,400
 Intangibles assets, net of accumulated
  amortization of $180,000 and $120,000,
  respectively                              120,000      180,000
 Deposits and other assets                   21,800       48,700
                                            471,200      888,100
                                         ----------   ----------
 Leasehold improvements, property and
  equipment and construction in progress,
  net of accumulated depreciation and
  amortization                            1,611,900      789,000
                                         ----------   ----------
                                         $2,880,300   $2,168,800
                                         ==========   ==========





The accompanying notes are an integral part of these financial statements.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                          June 30,     June 30,
                                            1996         1995
                                         ----------   ----------
   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Note payable to bank                    $      -     $  179,700
 Current portion of long-term debt          631,100      853,600
 Accounts payable and accrued expenses      576,400      643,900
 Accrued franchise advertising              115,500       88,100
 Current portion - accrued litigation
  settlement                                 50,000          -
 Loans payable to officer                     3,300      120,000
 Income taxes payable                           -          3,200
                                         ----------   ----------
        Total current liabilities         1,376,300    1,888,500
                                         ----------   ----------
 Long-term debt, net of current portion     338,000      241,600
 Accrued litigation settlement, net
  of current portion                        445,800          -
 Deferred franchise fee income              164,900      198,800
Commitments and contingencies                   -            -
Stockholders' equity (deficit):
 Preferred stock, Series B, $.10 par
  value per share, authorized 10,000,000
  shares, 80,000 shares issued and
  outstanding (aggregate liquidation
  preference $400,000)                        8,000        8,000
 Preferred stock, Series C, $.10 par
  value per share, authorized 44,000
  shares, 44,000 shares issued and
  outstanding (aggregate liquidation
  preference $220,000)                        4,400        4,400
 Common stock, $.001 par value per
  share, authorized 50,000,000 shares,
  issued, subscribed and outstanding
  24,039,008, and 14,223,954,
  respectively                               24,000       14,200
Additional paid-in capital                5,429,200    3,309,800
  Notes receivable arising from stock
  purchase agreements                      (350,000)    (210,000)
 Accumulated deficit                     (4,560,300)  (3,286,500)
                                         ----------   ----------
                                            555,300     (160,100)
                                         ----------   ----------
                                         $2,880,300   $2,168,800
                                         ==========   ==========




The accompanying notes are an integral part of these financial statements.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED JUNE 30, 1996 AND 1995 AND
                       ELEVEN MONTHS ENDED JUNE 30, 1994

                              June 30,     June 30,     June 30,
                                1996         1995         1994
                             ----------   ----------   ----------
FRANCHISE OPERATIONS:
REVENUES:
 Initial franchise fees      $   63,900   $  241,600   $   73,500
 Royalties                      612,400      810,700      978,000
 Rental income                  163,900      302,300      772,300
 Interest income                 84,700       54,500       81,800
 Licensing fees                     -            -        212,700
 Rebate income                  178,500      214,600      205,700
 Other income                    26,400          -         26,600
 Forgiveness of debt            192,900          -            -
 (Loss) gain on sales of
  restaurants and equipment    (177,900)    (880,600)      37,200
                             ----------   ----------   ----------
                              1,144,800      743,100    2,387,800
                             ----------   ----------   ----------
COSTS AND EXPENSES:
 Rent                           246,600      338,000      865,200
 General and administrative     989,100    1,343,200    1,274,600
 Bad debt expense               410,600      388,600          -
 Consulting                      39,600      592,500          -
 Interest expense                73,800      136,300       72,200
 Litigation settlements         519,000          -            -
                             ----------   ----------   ----------
                              2,278,700    2,798,600    2,212,000
                             ----------   ----------   ----------
 Franchise operating (loss)
  income                     (1,133,900)  (2,055,500)     175,800
                             ----------   ----------   ----------




The accompanying notes are an integral part of these financial statements.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                 FOR THE YEARS ENDED JUNE 30, 1996 AND 1995 AND
                       ELEVEN MONTHS ENDED JUNE 30, 1994

                             June 30,     June 30,     June 30,
                               1996         1995         1994
                            ----------   ----------   ----------
COMPANY-OWNED RESTAURANT
 OPERATIONS:
 Sales                     $   483,200  $ 3,460,000  $ 2,218,500
                           -----------  -----------  -----------

COSTS AND EXPENSES:
 Cost of sales                 162,300    1,574,400      620,100
 Operating                     266,600    1,790,300    1,325,200
 General and administrative    191,800    1,117,800      507,600
                           -----------  -----------  -----------
                               620,700    4,482,500    2,452,900
                           -----------  -----------  -----------
 Company-owned restaurant
  loss                        (137,500)  (1,022,500)    (234,400)
                           -----------  -----------  -----------
 Loss before income
  tax provision (benefit)   (1,271,400)  (3,078,000)     (58,600)

 Income tax provision
  (benefit)                      2,400     (154,500)       4,000
                           -----------  -----------  -----------
 Net loss                  $(1,273,800) $(2,923,500) $   (62,600)
                           ===========  ===========  ===========
 Net loss per share        $      (.08) $      (.29) $      (.01)
                           ===========  ===========  ===========
 Weighted average number of
  shares outstanding        15,420,508   10,203,653    6,186,200
                           ===========  ===========  ===========




The accompanying notes are an integral part of these financial statements.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED JUNE 30, 1996 AND 1995 AND
                       ELEVEN MONTHS ENDED JUNE 30, 1994


                                                                         Preferred Stock
                                           Common Stock                  Series B & C
                                ----------------------------------  -----------------------
                                  Shares                   Note
                                Issued, Sub-              issued      Shares                Additional
                                scribed and             for shares  Issued and                Paid-in   Accumulated
                                Outstanding  Par Value  Subscribed  Outstanding  Par Value    Capital     Deficit         Total
                                ----------- ----------- ----------- ----------- ----------- ----------- -----------    -----------
Balance, August 1, 1993         * 6,020,000     $ 6,000   $     -           -         -    $  621,400   $  (300,400)   $   327,000

Common shares issued            * 1,982,700       2,000         -           -         -        30,500           -           32,500

Preferred shares issued                 -           -           -        80,000   $ 8,000         -             -            8,000

Net loss                                -           -           -           -         -           -         (62,600)       (62,600)
                                -----------     -------   ---------     -------   -------  ----------   -----------    -----------
Balance, June 30, 1994          * 8,002,700       8,000         -        80,000     8,000     651,900      (363,000)       304,900

Common shares issued
 and subscribed                   6,221,254       6,200   $(210,000)        -         -     2,618,300           -        2,414,500

Preferred shares issued                 -           -           -        44,000     4,400      39,600           -           44,000

Net loss                                -           -           -           -         -           -      (2,923,500)    (2,923,500)
                                -----------     -------   ---------     -------   -------  ----------   -----------    -----------
Balance, June 30, 1995           14,223,954      14,200    (210,000)    124,000    12,400   3,309,800    (3,286,500)      (160,100)

Common shares issued and sub-
 scribed, net of uncollectible
 subscriptions of $210,000
 (Note 4)                         9,815,054       9,800    (140,000)        -         -     2,119,400           -        1,989,200

Net loss                                -           -           -                     -           -      (1,273,800)    (1,273,800)
                                -----------     -------   ---------     -------   -------  ----------   -----------    -----------
Balance, June 30, 1996           24,039,008     $24,000   $(350,000)    124,000   $12,400  $5,429,200   $(4,560,300)   $   555,300
                                ===========     =======   =========     =======   =======  ==========   ===========    ===========




     * Share amounts restated to reflect recapitalization with Woodbury, Inc. in April 1994.


     The accompanying notes are an integral part of these financial statements.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED JUNE 30, 1996 AND 1995 AND
                       ELEVEN MONTHS ENDED JUNE 30, 1994

                             June 30,     June 30,     June 30,
                               1996         1995         1994
                            ----------   ----------   ----------
Cash flows from operating
 activities:
 Net loss                  $(1,273,800) $(2,923,500)   $ (62,600)
  Adjustments to reconcile
  net loss to net cash
  (used) provided by
  operating activities:
   Depreciation and
    amortization               157,900      325,300      201,800
   Gain on sale of
    restaurants and
    equipment                  (13,900)    (125,100)     (37,200)
   Loss on sale of
    restaurants and
    equipment                  191,800    1,005,700          -
   Litigation settlements      519,000          -            -
   Forgiveness of debt        (192,900)         -            -
   Realization of deferred
    income                     (58,900)    (210,800)    (212,700)
   Stock issued for
    consulting services            -        592,500          -
   Unamortized intangible
    asset written off              -        133,000          -
   Provision for doubtful
    receivables                410,700      388,600          -
   (Decrease) increase in
    income taxes payable           -       (153,700)      16,900
  Changes in assets
   and liabilities:
   Receivables, net           (158,300)      46,500     (425,900)
   Inventories                  12,000       41,000      (69,800)
   Prepaid expenses and
    other current assets        (6,100)      (8,000)     (49,600)
   Accounts payable and
    accrued expenses           162,700      267,200      292,300
   Deferred franchise
    fee income                  25,000       (1,200)     369,900
   Income taxes payable         (3,200)        (800)         800
                            ----------   ----------    ---------
   Net cash (used)
    provided by
    operating activities      (228,000)    (623,300)      23,900
                            ----------   ----------    ---------




The accompanying notes are an integral part of these financial statements.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED JUNE 30, 1996 AND 1995 AND
                       ELEVEN MONTHS ENDED JUNE 30, 1994

                             June 30,     June 30,     June 30,
                               1996         1995         1994
                            ----------   ----------   ----------
Cash flows from investing
 activities:
 Additions to notes
  receivable                $  (12,700)  $ (318,400)  $ (138,500)
 Collections on notes
  receivable                   219,000      200,800      132,000
 Proceeds from sale of
  restaurants and equipment        -        142,500          -
 Capital expenditures          (10,000)    (619,700)      (9,500)
                            ----------   ----------   ----------
  Net cash provided (used)
   by investing activities     196,300     (594,800)     (16,000)
                            ----------   ----------   ----------
Cash flows from financing
 activities:
 Increase (decrease) in
  loans payable to officer    (116,700)     130,500      185,900
 Increase in notes payable      10,000      107,400          -
 Principal payments on
  long-term debt              (435,200)    (345,800)    (232,800)
 Collections of subscription
  notes receivable              20,000          -            -
 Proceeds from issuance of
  common stock                 793,600    1,301,900       32,500
 Proceeds from issuance of
  preferred stock                  -            -          8,000
                            ----------   ----------   ----------
  Net cash provided (used)
   by financing activities     271,700    1,194,000       (6,400)
                            ----------   ----------   ----------

Net increase (decrease) in
 cash and cash equivalents     240,000      (24,100)       1,500

Cash and cash equivalents,
 beginning of period            15,100       39,200       37,700
                            ----------   ----------   ----------
Cash and cash equivalents,
 end of period              $  255,100   $   15,100   $   39,200
                            ==========   ==========   ==========



The accompanying notes are an integral part of these financial statements.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED JUNE 30, 1996 AND 1995 AND
                       ELEVEN MONTHS ENDED JUNE 30, 1994

                             June 30,      June 30,     June 30,
                               1996          1995         1994
                            ----------    ----------   ----------
Supplemental information:

 Cash paid for interest     $   73,800     $103,200     $ 81,300

 Cash paid for taxes             3,200        4,000          -



Non-cash transactions:

 Forgiveness of receivables
  in exchange for fixed
  assets                    $  151,700     $227,800     $722,600

 Forgiveness of debt -
  advertising fees                 -            -         92,700

 Notes receivable issued
  in exchange for accounts
  receivable                    87,400          -            -

 Notes receivable issued
  for stock                    140,000      210,000          -

 Notes receivable issued
  for fixed assets             477,500          -            -

 Assumption of liabilities
  in exchange for intangible
  assets                           -            -        190,000

 Note payable issued in
  exchange for accounts
  payable                       38,500          -            -

 Issuance of stock in
  exchange for fixed assets  1,245,000      230,600      778,400

 Conversion of debt to
  equity                       310,600      566,900          -



The accompanying notes are an integral part of these financial statements.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

During the year ended June 30, 1996, the Company's profitability continued to be negatively impacted by depressed economic conditions which continue to exist within the economy of Southern California and increased competition in the market place from both national and regional pizza chains. These trends have had a negative impact on the Company's operations since 1994. As a result, the Company has an accumulated deficit of $4,560,300 and a working capital deficit of $579,100 at June 30, 1996.

During the year ended June 30, 1995, the Company was forced to take back many previously sold restaurants because, in many cases, the Company remained obligated as the lessee on the restaurant location. The operation of these restaurants, as well as losses recognized on uncollectible notes receivable from franchisees, forced the Company to incur a significant operating loss of $3,078,000.

In the year ended June 30, 1996, the Company reduced its operating losses by approximately $1,800,000 to $1,271,400. This was achieved by substantially reducing operating costs, through the planned sale and closure of underperforming and unprofitable Company-owned restaurant locations and the renegotiation of restaurant location lease commitments. The Company also reduced its liabilities by the payment of obligations from improved cash flow and the conversion of debt to equity through the issuance of common stock.

Management has both short-term and long-term operating and financial plans to correct its working capital deficit and to provide the working capital necessary to fund operations.

Management's plans are threefold. First, to own and operate only profitable Company-owned restaurants. As the Company has sold or closed its unprofitable locations and now owns and operates fewer locations, the amount of cash required to support this segment of its operations has been substantially reduced.

Secondly, the Company intends to expand its franchising operations internationally as there is worldwide demand for its products. The Company already has franchises in two Asian countries and Kuwait, which will be opening additional locations, and has sold a licensing agreement for Indonesia with plans to open a location in October 1996.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation (continued)

Thirdly, the Company plans to grow through the acquisition of established restaurant businesses which may help increase its profitability in the near future. The Company recently entered into a non-specific letter of intent to purchase the assets of an Oregon restaurant chain.

It is not possible to predict the success of management's subsequent efforts. If management is unable to achieve its goals, the Company will find it necessary to undertake actions as may be appropriate to continue operations and meet its commitments such as raising capital through additional stock issuances or debt financing.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.


2.  Organization

N. U. Pizza Holding Corporation and Subsidiaries (the "Company") was incorporated in Nevada in 1981 as Gelet Enterprises, Inc. In April 1993, Gelet Enterprises, Inc. changed its name to N. U. Pizza Holding Corporation. On April 19, 1994, N. U. Pizza Holding Corporation acquired Woodbury, Inc. in a reverse merger. The Company has several wholly-owned subsidiaries, including Numero Uno, Inc., which was incorporated in 1973 to own and operate restaurants, and Numero Uno Franchise Corporation, which was incorporated in 1975 to franchise Numero Uno Pizzeria restaurants. All Company-owned restaurants and most of the franchises are located in Southern California.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  Organization (continued)

Franchised and Company-owned restaurants for the years ended June 30, 1996 and 1995 and the eleven months ended June 30, 1994 are as follows:


                                     Franchised  Company-owned
                                    Restaurants   Restaurants
                                   ------------- -------------
Balance - July 1, 1993                   48             0
  Opened or purchased                    19            16
  Sold to or taken over
   by the Company                       (16)            0
  Closed or terminated                   (7)           (2)
                                      -----         -----
Balance - June 30, 1994                  44            14
  Opened or purchased                    11             5
  Sold to or taken over
   by the Company                        (5)            0
  Sold to franchisees                     0            (8)
  Closed or terminated                   (6)           (5)
                                      -----         -----
Balance - June 30, 1995                  44             6
  Opened or purchased                    17             4
  Sold to or taken over
   by the Company                        (3)            0
  Sold to franchisees                     0            (5)
  Closed or terminated                   (7)           (1)
                                      -----         -----
Balance - June 30, 1996                  51             4
                                      =====         =====


3.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of N. U. Pizza Holding Corporation and its wholly-owned subsidiaries, Numero Uno Franchise Corporation, Numero Uno, Inc., and Westwood Pizzerias, Inc.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Franchise Operations

The Company recognizes fifty percent of revenue earned from the sale of all individual and area franchises at the opening of each restaurant. The balance of the revenue is recognized over the sixty month period subsequent to the opening of the restaurant.

Management is also committed and obligated to provide certain supervisory functions to franchisees over the sixty months subsequent to the execution of the licensing agreement.

Royalty Fees

Royalties are charged to most franchisees based upon either a percentage of gross receipts or a fixed fee, depending on the terms of the individual franchise agreement, and are recognized as earned. During the years ended June 30, 1996 and 1995, in order to sell some Company-owned restaurants, the Company enticed potential buyers by offering to reduce, defer, or in one case, eliminate royalties.

Advertising Fees

An advertising fee is charged and billed to franchisees as either a percentage of gross receipts or as a fixed fee, depending on the terms of the individual franchise agreement. This fee is collected for use in creating, developing and purchasing local, regional and national advertising, public relations and promotional campaigns. Any unexpended advertising fees collected are deposited in a restricted bank account and recorded, along with uncollected advertising receivables, as a current liability.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  Summary of Significant Accounting Policies (continued)

Advertising Fees (continued)

During the year ended June 30, 1996, the Company experienced difficulties collecting agreed upon advertising fees from most of its franchisees. Accordingly, the Company wrote off advertising receivables of approximately $56,700 and correspondingly, reduced the advertising payable to these franchisees.

At June 30, 1996 and 1995, the Company had restricted cash of $44,900 and $11,800, respectively. During the eleven months ended June 30, 1994, the Company borrowed $56,200 of restricted funds for working capital purposes. Approximately $50,600 of restricted funds were repaid during the year ended June 30, 1995 and the balance of approximately $5,600 was repaid during the year ended June 30, 1996.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit and highly liquid investments with a maturity of ninety days or less when purchased.

Inventories

Inventories consist principally of food products and supplies and are stated at the lower of cost (first-in, first-out method) or market.

Leasehold Improvements

Leasehold improvements are stated at cost. Amortization is provided using the straight-line method over the estimated useful lives of the improvements or the term of the lease, whichever is shorter. Leasehold improvements reacquired from franchisees are recorded at current market value which approximates historical book value.

Property and Equipment

Property and equipment is stated at cost and includes restaurant equipment, furniture and fixtures and vehicles. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Equipment reacquired from franchisees is recorded at current market value which approximates historical book value.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  Summary of Significant Accounting Policies (continued)

Construction in Progress

Construction in progress is stated at cost and represents the amount paid for certain restaurant equipment, leasehold improvements and capitalized costs incurred during the remodeling of a nonoperating restaurant that was purchased by the Company during the year ended June 30, 1996. The Company expects the restaurant to be placed in service for full operation during the year ended June 30, 1997.

Intangible Assets

At June 30, 1996 and 1995, intangible assets consisted of licensing rights to pizza dough recipes that are amortized using the straight-line method over a sixty month period. At June 30, 1994, intangible assets consisted of these licensing rights and customer telephone listings, valued at $190,000, recorded in the October 1993 acquisition of takeout and delivery restaurants which utilized a centralized telephone center. The listings were used in the direct marketing of the takeout and delivery locations. The unamortized balance of the listings, which totalled approximately $133,000, was charged to operations when the Company closed the centralized telephone center during the year ended June 30, 1995 (Note 6).

Income Taxes

The Company accounts for its investment tax credits using the flow through method. Under this method, investment tax credits are accounted for as a reduction of Federal income tax expense in the period in which the credits are utilized. The Company implemented SFAS No. 109, "Accounting for Income Taxes" effective in the eleven month period ended June 30, 1994. The cumulative effect of the change was immaterial.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.  Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

During the year ended June 30, 1996, the Company elected early adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." Historically, the Company has complied with the requirements of SFAS No. 121. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets and certain identifiable intangibles to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell.

Accounting for Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," will be adopted by the Company during the year ended June 30, 1997 as required by this statement.
When adopted, SFAS No. 123 is not expected to have any effect on the Company's financial position or results of operations, but may require the Company to provide expanded disclosure.

Reclassification of Prior Year Balances

Certain prior year balances have been reclassified in the financial statements to conform to the current year's presentation.

Net Loss Per Share

Net loss per share is calculated on the weighted average number of common stock shares outstanding during each period.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  Notes Receivable

Notes receivable are primarily derived from the sale of franchise rights and restaurants and consist of various installment notes from franchisees. The notes are collateralized by franchise rights, store equipment and leasehold improvements. Payments are due from franchisees in monthly installments and bear interest at per annum rates which range from 8% to 12%.

During the current year, the Company agreed to sell 1,000,000 shares of common stock at $.31 per share and 1,000,000 shares of common stock at $.21 per share in exchange for non-interest bearing subscription notes receivable in the amounts of $310,000 and $210,000, respectively. At June 30, 1996, $350,000 remained unpaid on the notes receivable. As of September 19, 1996, the unpaid balance had not been collected and is recorded as a charge to stockholders' equity at June 30, 1996 (Note 13).

During the year ended June 30, 1995, the Company agreed to sell 333,333 shares of common stock at $.75 per share in exchange for a 6% per annum subscription note receivable in the amount of $250,000 which was due on June 30, 1995. At June 30, 1995, $210,000 remained unpaid on the note and was recorded as a charge to stockholders' deficit. A total of 60,000 shares were issued on note receivable collections. However, the parties subsequently agreed to amend the subscription agreement and the remaining shares were never issued. Accordingly, the note balance was canceled and common stock and additional paid-in capital were reduced by $200 and $209,800, respectively (Note 13).

During the year ended June 30, 1995, in connection with an agreement with a financial public relations firm, which assisted the Company in raising funds from Regulation S offerings, the Company was requested by the firm to make a short-term loan to another one of their clients.

The Company agreed to loan the unaffiliated corporation $228,500. The note bore interest at 6% per annum and was due on June 1, 1995. At June 30, 1995, the balance remained unpaid and was in default and was therefore classified as a current asset. At June 30, 1996, the entire amount of the loan remained unpaid and the $228,500 balance was written off as uncollectible. At June 30, 1995, $114,250 was reserved for future possible losses. During each of the years ended June 30, 1996 and 1995, $114,250 was charged to operations due to the loan's uncollectibility.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  Notes Receivable (continued)

Interest is not accrued on notes that are over six months in arrears. At June 30, 1996, there is approximately $395,200 in notes receivable which are six months or more past due. Management believes that their collateral is sufficient to recover the past due balances. At June 30, 1996 and 1995, respectively, the Company has provided an allowance of $547,300 and $499,700 for possible future losses on notes receivable.

Notes receivable are scheduled to mature over the next five years as follows:

        Year ended June 30, 1997                   $  254,800
                            1998                       46,800
                            1999                       45,700
                            2000                       47,300
                            2001                       49,600
                            2002 and thereafter       140,000
                                                   ----------
                                                   $  584,200
                                                   ==========


5.  Leasehold Improvements, Property and Equipment and Construction in Progress

Leasehold improvements, property and equipment and construction in progress consist of the following:

                                       June 30,     June 30,
                                         1996         1995
                                      ----------   ----------
Leasehold improvements                $  912,000   $  577,500
Furniture and fixtures                   114,000      106,200
Restaurant equipment                     546,000      298,000
Construction in progress                 255,000          -
Vehicles                                  38,900       38,900
                                      ----------   ----------
                                       1,865,900    1,020,600
Less accumulated depreciation
 and amortization                        254,000      231,600
                                      ----------   ----------
                                      $1,611,900   $  789,000
                                      ==========   ==========

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  Related-Party Transactions

The Company has various transactions with its president, Ronald J. Gelet. The total amount payable to its president consists of the following:


                                       June 30,     June 30,
                                         1996         1995
                                      ----------   ----------
 Accrued dough royalties              $    3,300   $   28,300

 Loan payable, noninterest bearing
  cash advances                              -         91,700
                                      ----------   ----------
                                      $    3,300   $  120,000
                                      ==========   ==========

On July 1, 1993, the Company entered into a licensing agreement with its president assuring the Company and its franchisees exclusive use of the president's dough recipes and products in California and internationally. The initial term of the agreement is five years and the fee payable to the president was $300,000. The Company has ten additional five year options to renew the licensing agreement under the same terms. The Company and its franchisees also are required to pay the president a $.02 per pound royalty on the dough products used in operations. During the years ended June 30, 1996 and 1995 and the eleven months ended June 30, 1994, the Company incurred royalty expense of $31,500, $50,300 and $45,900, respectively, in connection with this agreement.

The agreement stipulated that the $300,000 fee was to be paid to the president, $200,000 in cash by January 1, 1994 and that the balance was to be recorded as a note payable to the president for $100,000. The note bore interest at 8% per annum and was due on thirty days demand. The president was not paid the $200,000 in cash, the $100,000 8% demand note payable or accrued royalties.
On May 3, 1995, the Company converted $522,900 of its debt, including these obligations, to the president, into 697,200 shares of common stock at $.75 per share (Note 13). The market value per share of common stock on May 3, 1995 was approximately $1.25.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  Related-Party Transactions (continued)

The value assigned to restricted common stock of $.75 per share was management's best estimate of the stock's fair market value. Management determined the value based on the quoted market price per share of unrestricted common stock on May 3, 1995 of approximately $1.25. The reduction in value to $.75 per share from the $1.25 quoted market price per share of unrestricted common stock reflects management's best estimate of the lack of liquidity of restricted shares.

The Company holds a 25% interest in a partnership that is the general partner in a partnership that owned a franchised restaurant (Note 7). During the eleven months ended June 30, 1994, the partnership incurred management fees of $26,800 but was able to pay only $5,000 of this amount to the Company. At June 30, 1994, the partnership owed the Company $116,400 in royalty fees. The partnership also owed the Company $92,700 in advertising fees that were written off during the eleven months ended June 30, 1994. The unpaid balance of royalties and management fees were charged to operations during the year ended June 30, 1995. Also, during the years ended June 30, 1996 and 1995, the Company continued to bill royalties and advertising to the partnership. However, the royalties and advertising were uncollectible and charged to operations and against advertising payable, respectively, during the years ended June 30, 1996 and 1995. The partnership sold the restaurant during the year ended June 30, 1996.

On December 9, 1991, Numero Uno Franchise Corporation entered into a development agreement with Numero Uno Takeout and Delivery Corporation ("T.O.D."), a related party. Pursuant to the agreement, the Company granted T.O.D. the exclusive right for a period of ten years to operate and grant franchises to third parties for the ownership and operation of takeout and delivery restaurants utilizing the Numero Uno system in certain Southern California counties. The agreement contained four successive options to renew the agreement for ten year periods.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  Related-Party Transactions (continued)

The Company also sold T.O.D. seven operating full service restaurant contracts, two takeout and delivery contracts and ten additional contracts in Orange County, California in consideration for a $750,000 note receivable. All income from this transaction was deferred. The deferred income and related note receivable were written down to $107,000 at July 31, 1993. Subsequent to July 31, 1993, T.O.D. defaulted on the note. In October 1993, the parties terminated the contract and the Company acquired four T.O.D. locations and customer listings in exchange for forgiveness of T.O.D.'s indebtedness and the assumption of approximately $190,000 in liabilities. In connection with this, the Company recognized license fee income of $212,700 during the eleven months ended June 30, 1994 based on the excess value of assets received over liabilities assumed.

During the year ended June 30, 1995, the Company closed its centralized telephone center and wrote off the unamortized balance remaining on the customer listings (Note 3) which was approximately $133,000.


7.  Investment in Partnership

The Company holds a 25% interest in Numero Uno Investors, a partnership that is a general partner in a partnership that owned a franchised restaurant (Note 6). In prior years, when the partnership owned a franchised restaurant, the Company's share of losses was recognized until its basis in the investment equalled the investment's carrying value. The equity method of accounting was then suspended. The Company began recognizing additional losses in connection with the investment during the eleven months ended June 30, 1994 when it became evident to the Company that receivables from the partnership were uncollectible. The restaurant was sold during the year ended June 30, 1996.
As of June 30, 1996, the Company has not guaranteed obligations of the partnership or otherwise committed to provide further financial support to the partnership.


8.  Dependence on Major Vendor

During the years ended June 30, 1996 and 1995 and the eleven months ended June 30, 1994, purchases from one vendor represented approximately 5.6%, 11.4% and 11.3%, respectively, of the costs and expenses of the Company. Management believes that the Company is not dependent on this vendor.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.  Note Payable to Bank

The Company maintained a term loan, secured by substantially all Company assets, with a local bank. The note was renewable annually, bore interest at a reference rate plus 2.5% and was payable on demand. Initially, no demand was made and the Company was required to make one principal payment of $9,082 at the end of the first thirty days of the loan term followed by monthly interest payments. The Company was then obligated to pay the remaining principal balance due at the maturity date of the loan. The note was originally scheduled to mature on April 4, 1994, but was renewed for sixty days by the bank. The Company failed to pay the entire balance of the note at the extended maturity date of June 5, 1994. As a result of this violation, the Company defaulted on the note pursuant to the loan agreement. The balance due and payable at June 30, 1994 was $217,500.

During the year ended June 30, 1995, the Company negotiated new repayment terms with the bank and the maturity date was extended to June 1, 1995. The Company paid $25,000 in October 1994, which included $6,600 in accrued interest and legal fees of $2,000, and $5,000 per month thereafter. At June 1, 1995, the Company was unable to pay the remaining balance due on the loan of approximately $179,700 but, continued to pay $5,000 per month on the obligation while negotiations continued with the bank to extend the maturity date of the loan. In March 1996, when the balance of the note was $154,500, the bank discounted the note $29,500 and the Company paid the remaining balance due of $125,000. During the year ended June 30, 1996, the Company recognized forgiveness of debt income of $29,500 in connection with this transaction.

The weighted average interest rate on borrowings in connection with this loan were 16.39%, 11.04% and 9.15% for the years ended June 30, 1996 and 1995 and the eleven months ended June 30, 1994, respectively. There were no borrowings classified as short-term at June 30, 1996.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Long-Term Debt

Long-term debt consists of the following:

                                       June 30,     June 30,
                                         1996         1995
                                      ----------   ----------
Secured notes, bearing interest
 from 8% to 11.5% per annum,
 maturing through November 2000.      $  454,300   $  815,700

Unsecured notes, bearing interest
 from 6% to 12.8% per annum,
 maturing through April 2006.            514,800      279,500
                                      ----------   ----------
                                         969,100    1,095,200
Less current maturities                  631,100      853,600
                                      ----------   ----------
                                      $  338,000   $  241,600
                                      ==========   ==========

Current maturities of long-term debt at June 30, 1996 include only $81,100 of notes payable which are in default as compared to $519,200 of notes payable which were in default at June 30, 1995. Of the notes payable that were in default at June 30, 1995, $231,700 were paid, $113,300 were forgiven by the noteholder and recognized as income by the Company, $135,600 were converted to equity during the year ended June 30, 1996 and $38,600 remain in default.

The long-term debt is scheduled to mature over the next five years as follows:

        Year ended June 30, 1997                   $  631,100
                            1998                      142,900
                            1999                      123,500
                            2000                       52,900
                            2001                        7,000
                            2002 and thereafter        11,700
                                                   ----------
                                                   $  969,100
                                                   ==========

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. Accrued Litigation Settlement

During the eleven months ended June 30, 1994, an action was filed by a vendor against the Company for breach of a 1987 settlement agreement which obligated the Company to purchase certain restaurant supply items exclusively from the vendor and to pay for some items which were delivered under the 1987 settlement agreement.

During the year ended June 30, 1996, the parties settled the matter out of court (Note 16) and the Company agreed to pay the vendor an irrevocable consulting fee of $500,000, payable in monthly installments of $4,200 for a period of ten years which began on June 15, 1996. The Company also agreed to use the plaintiff vendor as the exclusive supplier of various paper products used in its restaurants for a five year period. The president of the Company has personally guaranteed the Company's obligations under the agreement.

This liability is scheduled to mature over the next five years as follows:

        Year ended June 30, 1997                   $   50,000
                            1998                       50,000
                            1999                       50,000
                            2000                       50,000
                            2001                       50,000
                            2002 and thereafter       245,800
                                                   ----------
                                                   $  495,800
                                                   ==========


12.  Preferred Stock

On December 8, 1995, the Company's Board of Directors approved an increase in the Company's authorized Series B preferred shares from 1,000,000 to 10,000,000 shares.

In June 1995, the Board of Directors authorized the issuance of 44,000 shares of Series C preferred stock at $1.00 per share ($.10 par value) and granted an option to acquire 40,000 shares of common stock at $.10 per share to an individual noteholder in exchange for the cancellation of a $40,000 note payable plus accrued interest of $4,000.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  Preferred Stock (continued)

As the preferred shares issued were restricted securities for which market quotations are not available, the valuation of preferred shares and the option to acquire common shares was based upon the estimated fair market value of the Company's restricted Section 144 common shares at the date of the exchange transaction.

The valuation of restricted shares and options issued was reduced from the quoted market price for unrestricted shares in June 1995 of approximately $1.25 per share to $1.00 per share because of their lack of liquidity.

The shares were subscribed for at June 30, 1995 and issued September 7, 1995. The shares are non-voting, bear a coupon rate of 10% per annum, are cumulative, have a liquidation preference of $5.00 per share and are convertible into common shares at $.50 per share. The preferred stock does not have the right of redemption at the shareholder's option.

The Company authorized the issuance of 80,000 shares of Series B preferred stock to its president in April 1994 as part of the merger agreement with Woodbury, Inc. (Note 2). These shares were issued June 22, 1994. The shares are fully voting, bear a coupon rate of 9% per annum, are cumulative, have a liquidation preference of $5.00 per share and are convertible at a rate of one share of common for each share of preferred stock. The shares are redeemable by the Company upon thirty days written notice to the shareholder.

No dividends were paid to the shareholder or former noteholder during the years ended June 30, 1996 and 1995 or the eleven months ended June 30, 1994. Dividends in arrears totalled $1,800 at June 30, 1996.


13.  Common Stock

On November 22, 1994, the Company's Board of Directors approved an increase in the Company's authorized common shares from 10,000,000 to 20,000,000 shares and on December 8, 1995, the Company's Board of Directors approved an additional increase from 20,000,000 to 50,000,000 authorized shares.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  Common Stock (continued)

During the year ended June 30, 1996, the Company raised approximately $793,600 from Regulation S stock offerings. In addition, the Company issued 700,000 shares of its common stock at $.25 per share for a total of $175,000 to two legal firms in exchange for the cancellation of the Company's outstanding accounts payable balances with the firms. The Company also issued 542,276 shares of its common stock at $.25 per share ($135,600) in exchange for the cancellation of a note payable due to a former franchisee. Also, in connection with the purchase of three Company-owned restaurants, the Company issued the following shares of common stock: 800,000 at $.25 per share ($200,000), 716,667 at $.30 per share ($215,000) and 1,200,000 at $.25 per share ($300,000). The
Company also entered into a subscription agreement whereby the Company would issue 1,000,000 shares of common stock at $.21 per share and 1,000,000 shares of common stock at $.31 per share in exchange for subscription notes receivable at $210,000 and $310,000, respectively. At June 30, 1996, $350,000 of these subscription notes receivable had not been collected and is recorded as a charge to stockholders' equity (Note 4).

During the year ended June 30, 1995, the Company raised approximately $1,300,000 from Regulation S stock offerings. Also, the Company entered into agreements with three public relations consulting firms. The consultants agreed to provide services in the amount of $592,500 in exchange for 790,000 shares of common stock at a price of $.75 per share. As all services were provided, the Company charged these costs to operations during the year ended June 30, 1995.

During the year ended June 30, 1995, the Company agreed to sell 333,333 shares of common stock at $.75 per share in exchange for a 6% per annum subscription note receivable in the amount of $250,000 which was due on June 30, 1995. At June 30, 1995, $210,000 remained unpaid on the note and was recorded as a charge to stockholders' deficit. A total of 60,000 shares were issued on note receivable collections. However, the parties subsequently agreed to amend the subscription agreement and the remaining shares were never issued. Accordingly, the note balance was canceled and common stock and additional paid-in capital were reduced by $200 and $209,800, respectively (Note 4).

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  Common Stock (continued)

In May 1995, the Company converted $522,900 of its president's debt to equity by issuing 697,200 shares of common stock at $.75 per share (Note 6).

During the years ended June 30, 1996 and 1995, restricted Section 144 common stock was issued in exchange for the purchases of Company-owned restaurants, the settlement of indebtedness and consulting services. The valuation of shares issued was based upon the estimated fair value of the Company's restricted Section 144 common shares at the date of each exchange transaction. The value of the restricted shares issued was reduced from the quoted market price for unrestricted shares at the dates of issuance because of their lack of liquidity.

In April 1994, the shareholders approved the stock purchase of Woodbury, Inc. The Company converted its outstanding common shares to be comparable to Woodbury Inc. shares (a reverse merger)(Note 2). The Company's authorized shares were increased from 2,500,000 to 10,000,000 and the par value of common stock was changed from $.01 to $.001. All references to the number of common shares and per share information in the 1994 financial statements have been adjusted to reflect the recapitalization.


14.  Foreign Currency Transactions

All transactions with foreign franchises are conducted in U. S. Dollars. There is no material currency gain or loss.


15.  Income Taxes

The Company had been assessed $86,000 by the California Franchise Tax Board for unpaid taxes arising from a transaction completed in 1982 and 1983. With accumulated interest, the total due at June 30, 1994 was approximately $230,000. The Company disputed the claim and during the year ended June 30, 1995, the Franchise Tax Board abated the full amount of the assessment. Income taxes payable of $153,700, recorded at June 30, 1994, which represented management's estimate of the Company's maximum liability, were reversed during the year ended June 30, 1995 and are reflected as an income tax benefit in the statement of operations.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  Income Taxes (continued)

Due to recurring net losses, the Company's income tax liability has been limited to the minimum California Franchise taxes. These taxes totalled $2,400, $3,200 and $4,000 for the years ended June 30, 1996 and 1995 and the eleven months ended June 30, 1994, respectively.

At June 30, 1996, the Company had Federal net operating loss carryforwards of approximately $4,949,800 for tax purposes. Net operating losses are scheduled to expire as follows:

        Year ended June 30, 2006        $  537,900
                            2007           152,000
                            2008            62,600
                            2009         2,923,500
                            2010         1,273,800
                                        ----------
                                        $4,949,800
                                        ==========

These operating losses are subject to limitations imposed by the Internal Revenue Code because of changes in the Company's stock ownership. The Company does not anticipate that these limitations will affect the utilization of the nol carryforwards prior to their expiration.

The Company's deferred tax benefit is approximately $1,750,000. The Company has provided a valuation allowance in that amount as it is the opinion of management that, due to the nature of the items generating the operating loss carryforwards, it is more likely than not that these items will expire before the Company is able to realize their benefit.

Expected Federal tax benefits for the years ended June 30, 1996 and 1995 and the eleven months ended June 30, 1994 are approximately $450,000, $1,030,000 and $22,900, respectively, for a total of $1,502,900. Due to the current year's significant net operating loss, the likelihood of realizing future tax benefits is low. As a result, the valuation allowance has been increased each year by the entire amount of the expected tax benefits.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  Commitments and Contingencies

Commitments

The Company is obligated, under various operating leases for the rental of restaurant sites, to pay either the monthly fixed rent or the base rent plus a percentage rent based upon sales, depending upon the individual lease agreement for the location. In some instances, the Company is also responsible for the
payment of property taxes, insurance and other charges.   The majority of the
leased properties are subleased to the Company's franchisees for the full term of the lease and at aggregate rentals equal to the aggregate rentals paid by the Company. Additionally, the Company leases certain executive office space under an operating lease. Future minimum lease payments are as follows over the next five years:

                                        Restaurant    Office
                                          Space        Space
                                        ----------  ----------
        Year ended June 30, 1997        $1,136,000  $   38,200
                            1998           839,400       3,200
                            1999           569,700         -
                            2000           493,400         -
                            2001           301,100         -
                            Thereafter     406,600         -
                                        ----------  ----------
                                        $3,746,200  $   41,400
                                        ==========  ==========

Total minimum future rental payments shown above have not been reduced by $3,314,100 of sublease rentals to be received in the future under non-cancelable operating subleases.

Following is a summary of rental expense for franchise operations and Company-owned restaurant operations:


                                                     Eleven
                     Year Ended     Year Ended    Months Ended
                   June 30, 1996  June 30, 1995  June 30, 1994
                   -------------  -------------  -------------
Minimum rentals      $   394,100    $ 1,040,700    $   755,900
Less sublease
 rentals                 163,900        302,300        364,900
                     -----------    -----------    -----------
Total rent expense   $   230,200    $   738,400    $   391,000
                     ===========    ===========    ===========

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  Commitments and Contingencies (continued)

Litigation

In 1987, as part of a settlement of a previously filed complaint, the Company agreed to make certain purchases and pay certain amounts to the plaintiff supplier. In October 1994, the plaintiff alleged that the Company breached that agreement by failing to purchase all the required items and also failing to pay for some items which were delivered under the settlement agreement. The Company contends that the plaintiff breached the settlement agreement. The Company answered the complaint and the Superior Court referred the matter to the Joint Association Settlement Program. After a settlement conference was held, the parties settled the matter.

As part of the settlement agreement, the Company agreed to pay the plaintiff an irrevocable consulting fee of $500,000, payable in monthly installments of $4,200 for a period of ten years commencing on June 15, 1996 and use the plaintiff as exclusive supplier of various paper products used by the Company in Numero Uno restaurants for a period of five years. Subsequently, the Company filed a Demand for Arbitration before JAMS/Endispute, Inc. alleging that the plaintiff violated the terms of the original settlement agreement.
The Company intends to vigorously prosecute the matter in Arbitration and expects to obtain a favorable ruling to reduce the amount of the $500,000 settlement. At June 30, 1996, the Company classified the remaining $495,800 under the terms of the current settlement agreement as an accrued litigation settlement on its balance sheet (Note 11).

In November 1995, an action was filed against the Company for unlawful detainer at one of its restaurant locations. The landlord was seeking approximately $58,000 in past due rent. The matter was settled out of court and the Company agreed to pay the landlord $30,000, in monthly installments of $2,000 until mid-1997, for prior rent arrearages and enter into a new lease for the premises. Upon payment in full, the landlord has agreed to dismiss the action.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  Commitments and Contingencies (continued)

Litigation (continued)

In September 1995, an action was filed against the Company for breach of contract for failure to make payments under the terms of a Promissory Note and Security Agreement. The plaintiffs alleged that the Company defaulted on amounts due them totalling approximately $77,900. A tentative settlement was reached with the plaintiff's attorney but the plaintiffs did not agree to the terms. A Settlement Conference was held on June 29, 1996. The parties were unable to settle the matter at the Conference and the Court scheduled a trial date for October 16, 1996. The Company has been making monthly payments on the note and believes that the matter will eventually be settled for not more than the original outstanding balance due on the note payable of which approximately $58,600 has been classified as a current liability at June 30, 1996.

In September 1995, a complaint was filed against the Company for breach of contract and foreclosure of mechanics liens. The dispute centers around a piece of real property for which the Company contracted with the plaintiff to perform investment services. The plaintiff is seeking the sum of $15,800 as the outstanding balance owed on the contract. The Company responded to the complaint on October 31, 1995. After some discovery, the matter was settled. The Company agreed to pay the plaintiff the sum of $15,200 at the rate of $500 per month until paid in full. The Company entered into a stipulation for entry of judgment with the plaintiff, which may be filed with the Court in the event that the Company defaults on any payment due to the plaintiff.

In September 1995, an action was filed against the Company for breach of contract for failure to make payments on a Promissory Note totalling approximately $12,800. The Company filed an answer on December 6, 1995 and made a settlement offer to the plaintiffs but the plaintiffs' counsel has not pursued settlement. Currently, the case is dormant and the Company believes that the matter will eventually be settled for no more that the current balance due on the original Promissory Note of approximately $12,800, which has been classified as a current liability at June 30, 1996.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  Commitments and Contingencies (continued)

Litigation (continued)

On August 8, 1995 a landlord of a leased restaurant location filed an action alleging breach of contract arising out of a lease agreement entered into by himself and Gelet Enterprises, Inc. in June 1990. The lease agreement was amended in January 1993 and again in April 1995. The plaintiff sued for back rent and other damages. The parties agreed to settle matter by the Company paying the plaintiff $12,900 in March 1996.

On July 28, 1995, an action was filed against the Company for an amount due on a Promissory Note payable. The plaintiffs alleged that the Company was in arrears on an installment note made on July 16, 1993. The balance on the note at June 30, 1995 was approximately $107,900. The Company responded to the complaint on September 19, 1995 and in April 1996, the Company paid the plaintiffs $96,000 as a settlement of the action and the remaining balance of $11,900 was forgiven by the plaintiffs.

In June 1995, the landlord of premises leased by Numero Uno Takeout and Delivery Corporation filed a complaint against the Company and other defendants for breach of a lease agreement in the amount of approximately $20,500. The plaintiffs contend that the premises were vacated in March 1995 and that the Company and other defendants are responsible for the unpaid rent. The Company contends that Numero Uno Takeout and Delivery Corporation is a defunct entity and that there is no contractual liability on behalf of the Company and the other named defendants. After the discovery stage, the Court assigned the case to nonbinding arbitration which was held on June 20, 1996. Thereafter, the arbitrator awarded the plaintiffs the sum of $31,800. The Company did not agree with the award of the arbitrator and filed a Request For Trial De Novo with the Court. Subsequently, the Court set a trial date for October 28, 1996. At June 30, 1996, $19,000 was accrued as a current liability in connection with this case.

In May 1987, the Company guaranteed the payments on a note payable to a former franchisee by the party to whom the franchise was sold. In April 1995, the outside party defaulted on the note payable and the plaintiff noteholder filed a complaint for approximately $50,900, the balance remaining on the note. The parties settled the matter; the Company agreed to pay the plaintiff $56,700 in monthly installments until paid in full.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  Commitments and Contingencies (continued)

Litigation (continued)

In November 1994, a franchisee filed an action against the Company alleging breach of contract and various other causes of action. The Company filed a demurrer and Motion to Strike because the plaintiff franchisee was in default of his franchise agreement and on its note payable to the Company in the amount of approximately $150,000. The demurrer was sustained in the third through tenth causes of action with the plaintiff given twenty days to amend their complaint. The plaintiff did not amend and the case was on the verge of being dismissed when the plaintiff obtained new counsel and filed a Motion For Leave to file a First Amended Complaint. At the same time, the Company filed a Motion for Leave to file a cross-complaint. Both Motions were granted by the Court on May 17, 1996. The case is presently in the discovery stage. The plaintiff dismissed two causes of action in July 1996 and the Company's demurrer and Motion to Strike portions of the First Amended Complaint were granted in substantial part on August 9, 1996. The restaurant is closed and the plaintiff would like to get out of the long-term lease which has another nine years to run. The Company has no interest in assuming the lease, even at a reduced rent and the Company believes that the matter will eventually be settled with the plaintiff on terms favorable to the Company. At June 30, 1996, the Company has fully reserved all amounts due from the franchisee.

In October 1993, an action was filed against the Company and other defendants by a former franchisee. The matter arose out of a note payable executed by one of the Company's wholly-owned subsidiaries in the amount of approximately $130,000 which was secured by and under an accompanying security agreement.
The plaintiff alleged that the Company's wholly-owned subsidiary breached the security agreement and therefore the entire amount of the promissory note was accelerated. The plaintiff also contended that the Company is liable under an alter ego theory for the debt of the wholly-owned subsidiary.

In September 1994, a Mandatory Settlement Conference was held but the parties were unable to reach a settlement. The Court ordered the matter to binding arbitration on December 8, 1995 and the matter was resolved in favor of the Company. The Company was held not to be liable for any portion of the note payable.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  Commitments and Contingencies (continued)

Litigation (continued)

In June 1993, a dispute arose between a franchisee and the Company relating to the termination of the franchisee's delivery rights and the exclusivity of the franchisee's original geographic territory. The plaintiff franchisee sought compensatory and punitive damages of approximately $130,000, alleging that its geographic territory was exclusive and its delivery rights were nonterminable by the Company. The Company strongly disagreed and contended that the geographic territory assigned to the franchisee was nonexclusive and terminable by the Company and that a replacement delivery area was agreed to by the franchisee.

In September 1994, the parties settled the matter. The settlement agreement grants the franchisee an abatement of the payment of royalties to the Company for a five year period and a one-time waiver of the transfer fee should the franchisee decide to sell its franchise. The parties established the boundaries of the franchisee's geographic territory and delivery rights. The Company has no further obligation to the franchisee.

In January 1982, the Company subleased a restaurant location to a franchisee. In March 1992, the franchisee assigned their right, title and interest to the sublease. The sublease specifically stated that it shall not release the originally named sublessee from liability for the continued performance on the terms and provisions of the sublessee. In January 1994, the assignees failed to pay rent to the lessor or to the Company.

As a result of the failure to pay rent, the landlord brought an action against the Company to recover damages for breach of the lease. In August 1994, the Company stipulated with the landlord to a payment of $43,600 and a judgment may be entered against the Company if it fails to meet the obligation. The Company has performed all of the conditions and obligations to be performed under the original sublease and believes that it is entitled to indemnification from the sublessee in the same amount as the stipulated agreement with the landlord.
The Company has entered into a stipulated agreement with the sublessee who has agreed to pay the Company $31,000 in monthly installments of $750 which began on October 15, 1994.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  Commitments and Contingencies (continued)

Litigation (continued)

On January 17, 1996, the Company filed an action against the former franchisee and the current owners of a restaurant for damages and injunctive relief for service mark infringement, dilution of mark, common law trademark and service mark infringement, unfair competition and breach of contract. The former franchisee closed his location and sold the assets to the current owners to be used in operating an independent restaurant. Specifically excluded from the sale of assets was the right to use the name Numero Uno and trademarks. The new owners, however, continued to use the name and other trademarks.

On March 15, 1996, the Company filed a Request for Entry of Default against the defendants and default was entered on the same day. At June 30, 1996, the defendants have not appeared before the Court and the Company intends to file a Request for Default Judgment in the near future.


17.  Industry Segments

The Company operates principally in the food service industry, operating two segments: franchising and Company-owned restaurants. The franchising segment sells individual, multi-unit and territorial restaurant franchise licenses. The Company-owned restaurant segment operates full-service and takeout and delivery Numero Uno pizza restaurants. Total revenues, by segment, include sales to unaffiliated customers, as reported in the Company's consolidated statements of operations. Operating profit (loss) is total revenue, less operating expenses.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.  Industry Segments (continued)

Segment information is as follows:

                                                  Company-owned
                                     Franchising   Restaurants
                                    ------------- -------------
  Year ended June 30, 1996

  Revenues from unaffiliated
   customers                         $ 1,060,100   $   483,200
  Operating loss                      (1,133,900)     (137,500)
  Identifiable assets at
   June 30, 1996                          21,600     1,590,300

  Year ended June 30, 1995

  Revenues from unaffiliated
   customers                         $   688,600   $ 3,460,000
  Operating loss                      (2,055,500)   (1,022,500)
  Identifiable assets at
   June 30, 1995                          36,100       752,900

  Eleven months ended
   June 30, 1994

  Revenues from unaffiliated
   customers                         $ 2,306,000   $ 2,218,500
  Operating profit (loss)                175,800      (234,400)
  Identifiable assets at
   June 30, 1994                         154,300     1,346,600

  Depreciation:
  For the year ended
   June 30, 1996                     $    22,300   $    75,600
  For the year ended
   June 30, 1995                          38,100       198,700
  For the eleven months ended
   June 30, 1994                          30,900        87,400

  Capital expenditures:
  For the year ended
   June 30, 1996                     $     7,800   $ 1,398,900
  For the year ended
   June 30, 1995                          35,800       620,300
  For the eleven months ended
   June 30, 1994                           9,500     1,432,300

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18.  Fourth Quarter Adjustments

During the fourth quarter of the years ended June 30, 1996 and 1995, the Company recorded significant adjustments to its accounts which resulted in increasing net loss by approximately $1,072,400 and $1,129,700, respectively. The adjustments in 1996 were principally attributable to the write off of uncollectible notes receivable and the recording of an accrued litigation settlement. The adjustments in 1995 were principally attributable to the write off of uncollectible notes receivable and the balance of the unamortized telephone center.

                N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                          Charged to
                                               Charged to   Loss on
                                    Beginning   Costs and    Sale of     Specific    Ending
         Description                 Balance     Expenses  Restaurants  Write-offs   Balance
         -----------               ----------- ----------- ----------- ----------- -----------
         For the year ended June 30, 1996:

         Allowance for doubtful
          accounts                 $    86,600 $    73,000 $       -   $   111,600 $    48,000

         Loss on allowance for
          uncollectible notes
          receivable                   499,700     337,700         -       290,100     547,300

         Valuation allowance for
          deferred income tax
          assets                     1,300,000     450,000         -           -     1,750,000


         For the year ended June 30, 1995:

         Allowance for doubtful
          accounts                 $   212,200 $    51,000 $    65,100 $   241,700 $    86,600

         Loss on allowance for
          uncollectible notes
          receivable                   185,200     337,600         -        23,100     499,700

         Valuation allowance for
          deferred income tax
          assets                       270,000   1,030,000         -           -     1,300,000


         For the eleven months ended June 30, 1994:

         Allowance for doubtful
          accounts                 $   197,300 $      (400)$    15,300 $       -   $   212,200

         Loss on allowance for
          uncollectible notes
          receivable                    98,400         -        86,800         -       185,200

         Valuation allowance for
          deferred income tax
          assets                       247,100      22,900         -           -       270,000