Form 10-Q
period 1996-09-30
N U PIZZA HOLDING CORP
filed 1996-11-12
CIK 1018845

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                    FORM 10Q

                   Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934


[x ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996.
                                       or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from_______ to _______ .

Commission file number   0-19522


                         N.U. PIZZA HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)

              Nevada                                    95-365327
------------------------------                      ------------------
(State or other jurisdiction of                     ( I.R.S. Employer
incorporation or organization)                      Identification No.)

15414 Cabrito Road,          Suite A        Van Nuys, California     91406-1419
-------------------          -------        --------------------     ----------
                    (Address of principal executive offices)

                                (818) 779-8600
               --------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 [x] Yes [ ] No


As of September 30, 1996 there were 27,539,008 shares of Common Stock outstanding. Par value is $.001.

                        PART  I  -  FINANCIAL STATEMENTS
                N.U. Pizza Holding Corporation and Subsidiaries
                          Consolidated Balance Sheets

                                ASSETS
                                                      September 30,      June 30,
                                                          1996             1996
                                                       Unaudited          Audited
                                                      ------------     ------------
Current Assets:
     Cash and Cash Equivalents                           $243,700          $255,100
     Restricted Cash                                       10,700            44,900
     Franchisee Advertising Receivable                     75,800            70,600
     Receivables,  net of allowance for doubtful
       accounts of $48,000                                100,800            80,200
     Current Portion of Notes Receivable, net of
     allowance for possible future losses
     of $547,300                                          250,300           254,800
     Inventories                                           14,200            16,800
     Prepaid Expenses                                      99,200            74,800
                                                     ------------      ------------
                  Total Current Assets                    794,700           797,200
                                                     ------------      ------------
Other Assets:
     Notes Receivable, net of
       current portion                                    315,900           329,400
     Intangibles, net of accumulated amortization
         of $195,000 and $180,000, respectively           105,000           120,000
     Deposits and Other Assets                             25,400            21,800
                                                     ------------      ------------
                                                          446,300           471,200
                                                     ------------      ------------
Leasehold Improvements, Property and
     Equipment, and Construction in Progress,
     net of accumulated depreciation and
     amortization of $305,000 and $254,000              1,562,600         1,611,900
                                                     ------------      ------------
                                                       $2,803,600        $2,880,300
                                                     ============      ============





See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N.U. Pizza Holding Corporation and Subsidiaries
                          Consolidated Balance Sheets



LIABILITIES AND
STOCKHOLDERS' EQUITY                                   September 30,      June 30,
                                                           1996             1996
                                                        Unaudited          Audited
                                                      ------------      ------------
Current Liabilities:
     Current Portion of Long-Term Debt                     631,100           631,100
     Accounts Payable and Accrued Expenses                 522,900           576,400
     Accrued Franchise Advertising                          86,500           115,500
     Current Portion-Accrued Litigation
     Settlement                                             50,000            50,000
     Loans Payable to Officer                               10,800             3,300
                                                      ------------      ------------
                  Total Current Liabilities              1,301,300         1,376,300

     Long-Term Debt, net of current
     portion                                               187,100           338,000
     Accrued Litigation Settlement, net of
     current portion                                       344,800           445,800
     Deferred Franchise Fee Income                         151,400           164,900
                                                      ------------      ------------
                                                         1,984,600         2,325,000
                                                      ------------      ------------
Stockholders' Equity:
     Preferred Stock, Series B, $.10 par value per
       share, authorized 10,000,000 shares,
       80,000 shares issued and outstanding
       (aggregate liquidation preference $400,000)           8,000             8,000
     Preferred Stock, Series C, $.10 par value per
       share, authorized 44,000 shares, 44,000
       shares issued and outstanding (aggregate
       liquidation preference $220,000)                      4,400             4,400
     Common Stock $.001 par value per
       share, authorized 50,000,000 shares,
       issued, subscribed and outstanding
       27,539,008 and 24,039,008 respectively               27,500            24,000
     Additional Paid-in Capital                          5,775,700         5,429,200
     Notes Receivable Arising From Stock
       Purchase Agreements                                (441,200)         (350,000)
     Accumulated Deficit                                (4,555,400)       (4,560,300)
                                                      ------------      ------------
                                                           819,000           555,300
                                                      ------------      ------------
                                                        $2,803,600        $2,880,300
                                                      ============      ============

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N.U. Pizza Holding Corporation and Subsidiaries
         Consolidated Statements of Operations and Accumulated Deficit
                                   Unaudited

                                                              Three Months Ended
                                                                 September 30,
                                                           -------------------------
FRANCHISE OPERATIONS:                                              Unaudited
REVENUES:                                                  1996               1995
                                                        ------------      ------------
     Initial Franchise Fees                                $13,500           $18,500
     Royalties                                             122,400           152,100
     Rental Income                                          56,400            47,200
     Interest Income                                         9,400            11,300
     Rebate Income                                          42,900            37,600
     Loss on Sales of Restaurants and Equipment                  0          (172,000)
     Other Income                                           19,500             6,100
                                                      ------------      ------------
                                                           264,100           100,800
                                                      ------------      ------------
COSTS AND EXPENSES:
     Rent                                                   64,800            54,300
     General and Administrative                            167,100           228,300
     Interest Expense                                       10,100            10,000
                                                      ------------      ------------
                                                           242,000           292,600
                                                      ------------      ------------
     Franchise Operating Income (Loss)                      22,100          (191,800)
                                                      ------------      ------------
COMPANY-OWNED RESTAURANT
     OPERATIONS:
     Sales                                                 352,500           250,200
                                                      ------------      ------------
COSTS AND EXPENSES:
     Cost of Sales                                         107,400            82,400
     Operating                                             143,300           177,600
     General and Administrative                            119,000            75,300
                                                      ------------      ------------
                                                           369,700           335,300
                                                      ------------      ------------
     Company-Owned Restaurant Loss                         (17,200)          (85,100)
                                                      ------------      ------------
     Income (Loss) Before Income Tax
     Provision                                               4,900          (276,900)

     Income Tax Provision                                        0               800
                                                      ------------      ------------
     Net Income (Loss)                                       4,900          (277,700)
     Accumulated Deficit, Beginning of Period           (4,560,300)       (3,286,500)
                                                      ------------      ------------
     Accumulated Deficit, End of Period                ($4,555,400)      ($3,564,200)
                                                      ============      ============

      Net Income (Loss) Per Share                            $0.00            ($0.02)
                                                      ============      ============
     Weighted average number of shares
         outstanding                                    24,115,095        15,079,389
                                                      ============      ============

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                N.U. Pizza Holding Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                Three Months Ended
                                                          September 30,    September 30,
                                                              1996            1995
                                                           Unaudited        Unaudited
                                                          ------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                        $4,900       ($277,700)
                                                          ------------------------------
      Adjustments to reconcile net income (loss)
        to net cash used in operating activities:
        Depreciation and amortization                          66,100          41,600
          Loss on sales of restaurants and equipment                0         172,000
          Realization of deferred license fee                 (13,500)        (13,500)
      Changes in assets and liabilities:
        Receivables, net                                      (20,600)        (17,800)
        Inventories                                             2,600           3,100
        Prepaid expenses and other current assets             (24,400)          1,000
        Accounts payable and accrued expenses                 (53,500)         58,000
        Deposits                                               (3,600)         28,700
        Income taxes payable                                        0          (3,200)
                                                         ----------------------------
                  Total adjustments                           (46,900)        269,900
                                                         ----------------------------

      Net cash used in operating activities                   (42,000)         (7,800)
                                                         ----------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
        Payments received on notes receivable                  18,000          37,800
        Capital expenditures                                   (1,800)         (1,000)
                                                         ----------------------------

      Net cash provided by investing activities                16,200          36,800
                                                         ----------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES
         Increase in loans payable to officer                   7,500          17,100
         Issuance of common stock                             258,800          25,200
         Principal payments on long-term debt                (251,900)        (56,800)
      Net cash provided by (used in)                     ----------------------------
      financing activities                                     14,400         (14,500)

 NET (DECREASE) INCREASE IN CASH                              (11,400)         14,500
                                                         ----------------------------
 CASH, beginning of period                                    255,100          15,100
                                                         ----------------------------
 CASH, end of period                                         $243,700         $29,600
                                                         ============================



See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations

                N.U. Pizza Holding Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                               Three Months Ended
                                                          September 30,    September 30,
                                                              1996            1995
                                                           Unaudited        Unaudited
                                                       --------------------------------

      SUPPLEMENTAL INFORMATION:


      Cash paid for interest, (net of                          $8,400         $10,000
        capitalized amounts)
      Cash paid for taxes                                          $0          $3,200

      NON-CASH TRANSACTIONS:

      Notes receivable issued in exchange for fixed
               assets.                                             $0        $284,500

      Notes payable forgiven in exchange for fixed
               assets.                                             $0         $31,900

      Forgiveness of receivables in exchange for
             fixed assets                                          $0        $103,000

      Notes receivable issued for stock                       $91,200         $43,800

      Conversion of debt to equity                                 $0        $151,800

      Issuance of stock for future services                        $0         $23,200





See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations

                N.U. Pizza Holding Corporation and Subsidiaries

                         Notes to Financial Statements
                 Three Months Ended September 30, 1996 and 1995

                                  (Unaudited)

In the opinion of management of N.U. Pizza Holding Corporation and Subsidiaries (the "Company"), the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1996 and the results of its operations and changes in its cash flows for the three month periods presented.

The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes.

These unaudited financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended June 30, 1996.

Note 1 - A summary of significant accounting policies is currently on file with the Securities and Exchange Commission on Form-10K.

Note 2 -         Prepayments:

                 During the year ended June 30, 1996, the Company entered into agreements for legal services to be provided by two law firms in exchange for the issuance of 700,000 shares of common stock at $.25 per share for a total of $175,000. The stock issuance satisfied $153,600 of debt incurred and payable to these firms and a balance of $21,400 remains as prepaid legal fees for future services to be rendered. An additional amount of $77,800, representing prepaid rent, insurance, licenses and property taxes is also in included in prepaid expenses at September 30, 1996.

Note 3  -        Stockholders' Equity:

                 During the three months ended September 30, 1996, the Company raised $350,000 in capital via a Regulation S-8 offering; 3,500,000 shares of common stock were issued at $.10 per share in exchange for a subscription note receivable of $350,000. The Company collected $258,800 on this receivable and $91,200 remained uncollected at September 30, 1996. Additionally, a $350,000 subscription note receivable outstanding at June 30, 1996 remained uncollected for a total of $441,200 of subscriptions notes receivable at September 30, 1996.

Note 4 -         Litigation

                 In October of 1985, the Company entered into a franchise agreement with the plaintiffs (franchisee) for a full service unit to be located in Winnetka, California. In June, 1993, a dispute arose between the plaintiffs and the Company relating to the nature of the plaintiffs' delivery rights and the geographic territory originally allocated to them. Pursuant to the franchise agreement, the plaintiffs' right to delivery into the originally allocated area was non-exclusive and, upon the occurrence of certain conditions, was subject to termination followed by renegotiation of an alternate delivery area with a new one. The plaintiffs denied that they had agreed to a replacement delivery area and, further, alleged that, by separate agreement, their delivery area was expressly agreed to. The plaintiffs sought compensatory and punitive damages, and other relief based on claims of breach of contract, breach of covenant of good faith and fair dealing, intentional interference with prospective advantage, intentional infliction of emotional distress, and violations of the Racketeer Influenced and Corrupt Organizations Act ("R.I.C.O."). On September 27, 1994, the parties settled the lawsuit. The Company agreed to a royalty abatement which commenced on October 1, 1994 and continues for five years thereafter.

                 An action was filed for breach of contract on October 20, 1993 against the Company and its president. The matter arises out of a promissory note executed by the Company on October 1, 1991, in the original principal amount of $130,000, and which was secured by a security agreement. The plaintiff alleges that the Company breached the security agreement and therefore the entire amount of the promissory note is accelerated. At an arbitration hearing on December 8, 1995, the matter was resolved in favor of the Company. The Company was held not to be liable for any portion of the note.

                 On January 29, 1982, the defendants subleased premises from the Company (Plaintiff) and on March 20, 1992, the defendants assigned their right, title and interest to the sublease to other assignees. The assignment specifically stated that it "shall not release the originally named sublessees from liability for the continued performance on the terms and provisions on the part of the sublessee to keep informed." On January 1, 1994, the new sublessees failed and continued to fail to pay rent to the Company's lessor or the Company. As a result of the failure to pay rent, the lessor brought an action against the Company to recover damages for breach of lease in the sum of $15,086.00. The Company stipulated with the lessor in August 1994 to payment of $43,644.78 in monthly installments of $2,011.94. A judgment may be entered against the Company if it fails to meet its monthly payment obligation. The Company has performed all of the conditions and obligations to be performed under the sublease and believes that it is entitled to indemnification from the defendants in the same amount for which the Company is obligated. The

Company entered into a judgment where by the defendants agreed to pay the Company $31,000.00 in monthly installments of $750.00 which began on October 15, 1994.

          A complaint was filed against the Company on July 21, 1995 for $50,943.02 due on a promissory note and guarantees. The Company guaranteed a franchisee's note payments. The franchisee defaulted on payments under the promissory note due to the plaintiff beginning in April 1995 and continuing thereafter. The parties settled the matter. The Company agreed to pay the plaintiff the sum of $56,723.43 in monthly installments until paid in full.

          An action was filed on October 12, 1994 against the Company for breach of a settlement agreement. This matter arises out of the settlement of a previous lawsuit filed by the plaintiff against the Company in 1987. As part of that settlement, the Company entered into a written agreement with the plaintiff for the purchase and payment of merchandise. The plaintiff alleges that the Company breached that agreement by failing to purchase all the required items and also failed to pay for some items which were delivered under the settlement agreement. The Company contends that the Plaintiff breached the settlement agreement. After a settlement conference was held, the parties settled the matter. As part of the settlement agreement, the Company agreed to pay the plaintiff an irrevocable consulting fee of $500,000, payable in monthly installments of $4,166.66 for a period of ten years commencing on June 15, 1996, and to use the plaintiff as exclusive supplier of various paper products used by the Company in Numero Uno Restaurants for a period of five years. Subsequently, the Company filed a Demand for Arbitration before JAMS/Endispute, Inc. alleging that the plaintiff violated the terms of the Settlement Agreement. The Company intends to vigorously prosecute the matter in Arbitration and expects to obtain a favorable ruling.

          An action for breach of lease was filed against the Company on June 26, 1995 by the landlord of premises leased by Numero Uno Take Out and Delivery in Huntington Beach, California. In March of 1995, Numero Uno Takeout and Delivery vacated the premises. The plaintiffs are seeking rent in the sum of $20,512.00 and other amounts for damages according to proof. Numero Uno Take Out and Delivery is a defunct entity. There is no contractual liability on behalf of the Company. The Company answered the complaint on August 16, 1995. An arbitration hearing was held on June 20, 1996. Thereafter, the arbitrator awarded plaintiffs the sum of $31,781.05. The Company does not agree with the award of the arbitrator and filed a Request For Trial De Novo with the Court. Subsequently the Court set a trail date for November 26, 1996. The Company believes that it will obtain a favorable outcome at the trial.

An action was filed on August 8, 1995 against the Company and alleged breach of contract arising out of lease agreement entered into in June of 1990.
The plaintiffs sued for back rent and other damages. The parties agreed to settle this matter by the Company paying the plaintiff $12,912.50. The settlement was paid in full on March 5, 1996.

A suit was filed against the Company on November 14, 1994 alleging breach of contract and various other causes of action. The plaintiff was a franchisee of the Numero Uno location in Northridge, California. The Company filed a cross-complaint for amounts owing on a note by the plaintiff under the franchise agreement. The case is presently in the discovery stage with a Status Conference scheduled for December 5, 1996. The restaurant is closed. The plaintiff would like to get out of the long-term lease, which has another nine years to run. In addition, the plaintiff franchisee owes the Company approximately $150,000. The Company has no interest in assuming the lease, even at a reduced rent. The Company believes that the matter will eventually be settled with the plaintiff on terms favorable to the Company.

An action for breach of contract and foreclosure of mechanics liens was filed on September 22, 1995 against the Company. The dispute centers around a parcel of real property located in Santa Ana, California, for which the Company contracted with the plaintiff to perform improvements. The plaintiff sought $15,764, the outstanding balance owed on the contract. The matter was settled. The Company agreed to pay the plaintiff the sum of $15,129.00 at the rate of $500.00 a month until paid in full.

On July 28, 1995, an action was filed against the Company for money due on a promissory note. The plaintiffs allege that the Company is in arrears on an installment note made on July 16, 1993 for approximately $107,900. The Company settled the matter on April 4, 1996, for the sum of $96,000 which has been paid in full.

An action was filed on November 2, 1995 against the Company for unlawful detainer for one of the Numero Uno restaurant locations. The landlord sought approximately $58,000 in past due rent. The matter was settled with the Company agreeing to pay the landlord the sum of $30,000.00 in monthly installments until approximately mid-1997 for prior rent arrearages and by the Company entering into a new lease agreement for the premises. Upon payment in full, the plaintiff has agreed to dismiss the action.

An action was filed on September 18, 1995 against the Company for breach of a Promissory Note and Security Agreement made by the Company. The plaintiffs allege that the Company defaulted on amounts owing to them in the sum of $77,916.51. The Company settled the matter in October, 1996 and agreed to pay to pay the sum requested by the plaintiffs. The Company will pay $14,000 initially and make monthly payments of $2,500 until paid in full.

An action was filed against the Company for breach of contract for the failure of Numero Uno Takeout and Delivery, Inc. to make payments on a Promissory Note. The plaintiffs are seeking the sum of $12,603.91. The action was filed on September 28, 1995. The Company subsequently made a settlement offer to the plaintiffs but plaintiffs' counsel has not pursued settlement. Currently the case is dormant. The Company believes that the matter will eventually be settled for no more than the balance due on the original Promissory Note.

A complaint was filed by the Company on January 17, 1996 for damages and injunctive relief for service mark infringement, dilution of mark, common law trademark and service mark infringement, unfair competition and breach of contract. One of the defendants, a former franchisee of the Company, sold his restaurant to the remaining defendants. Specifically excluded from the assets sold to the defendants was the right to use the name Numero Uno. The defendants continued, however, to use the name and Numero Uno's other trademarks. The Court held the defendants in contempt and issued a bench warrant and ordered the defendants to appear in Court again on April 2, 1996. The defendants still have not appeared before the Court and the Company intends to file a Request for Default Judgment in the near future.

                                     PART I



ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Three Months Ended September 30, 1996:

Liquidity and Capital Resources.

For the three months ended September 30, 1996, the Company used $42,000 of cash in operations. The Company has attained satisfactory cash flows from additional capital financing. The Company collected $258,800 via an S-8 offering.

Operating Activities.

Accounts receivable increased $20,600 to $100,800, at September 30, 1996 primarily due to franchisees not paying their royalties on a timely basis.

Prepaid expenses increased $24,400 to $99,200 at September 30, 1996. The increase is due to the prepayment of rent, licenses, insurance and property taxes.

Inventories decreased $2,600 to $14,200 at September 30, 1996 due to normal business fluctuations.

Deposits increased $3,600 to $25,400 at September 30, 1996 due to the purchase of four Company-owned restaurants.

Accounts payable and accrued expenses decreased $53,500 to $522,900 at September 30, 1996, primarily due to the increased payment of outstanding trade payables.

Accrued franchise advertising payable decreased $29,000 during the three months ended September 30, 1996. This decrease is offset by an increase to advertising fund receivables of $5,200 and a decrease in advertising cash of $34,200.

Deferred license fees of $13,500 were recognized as income during the three months ended September 30, 1996.

Investing Activities:

Notes receivable decreased $18,000 to $566,200 at September 30, 1996 due to the collection of outstanding amounts due to the Company.

Net leasehold improvements, property, equipment and construction in progress decreased $49,300 to $1,562,600 at September 30, 1996. The decrease was due primarily to normal monthly depreciation and amortization of $51,100 and was offset by the purchase of assets for $1,800.

Financing Activities.

Long-term debt decreased $150,900 to $818,200 and Accrued litigation settlement decreased $101,000 to $394,800, respectively, at September 30, 1996 due to payments of $251,900 on outstanding obligations. This decrease was offset by a loan of $7,500 to the president of the Company.

Common stock and additional paid-in capital increased $3,500 and $346,500, respectively, during the three months ended September 30, 1996 via funds raised from a S-8 offering.

Results of Operations.

Three Months Ended September 30, 1996
As Compared to Three Months Ended September 30, 1995

Franchise Operations.

For the three months ended September 30, 1996, the Company recognized initial franchise fees of $13,500 from one international license contract, a 27.0% decrease from the same period in 1995.

The Company recognized $122,400 of royalty income during the three months ended September 30, 1996, a 19.5% ($29,700) decrease from royalty income of $152,100 for the comparable period in 1995. The decrease was due primarily to a decline in system-wide sales caused by the continual poor economy in Southern California and increased competition from other national and regional pizza chains.

Rental income increased $9,200 (19.5%), compared to the three months ended September 30, 1995, due to an increase in rental receipts from franchisees who pay their rent to the Company as a pass through to the landlord. Similarly, rent expense increased by approximately the same amount. Historically, the Company's only source of rental income was from franchisees who purchased restaurants that were previously owned by the Company. The Company, who remained obligated on the lease, would collect rent from the franchisees (subleases) and pay it directly to the landlord. This trend is expected to continue until all franchisees negotiate their own leases directly with lessors.

Rebate income increased $5,300 (14.1%), compared to the three months ended September 30, 1995, due to the Company's negotiation with its paper goods supplier to receive rebates on all pizza boxes sold system-wide.

General and administrative expenses decreased $61,200 to $167,100 or 26.8% during the three months ended September 30, 1996 compared to the three months ended September 30, 1995 due primarily to an overall reduction in administrative and management staff.

Company-owned Restaurant Operations.

Company-owned restaurant revenues increased $102,300 or 40.8% during the three months ended September 30, 1996 compared to the comparable period in 1995. The Company-owned three new operating restaurants during the three months ended September 30, 1996 as compared to six older unprofitable restaurants during the three months ended September 30, 1995. The overall Company-owned restaurant costs and expenses increased $34,400 or 10.3% compared to the same period in 1995 as a result of the sales increase.

Management Discussion:

During the year ended June 30, 1996, the Company showed dramatic improvement. The Company was able to implement and complete its short-term strategic plan. The objectives of the strategic plan were as follows: decrease negative cash flow; dispose of all unprofitable or under-performing Company-owned restaurants; and strengthen the financial position of the Company through the payment of most long-term debt obligations or conversion of such long-term debt to equity.

Having achieved its short-term objectives, the Company is now concentrating its efforts to develop the Numero Uno concept of the future and to achieve rapid growth, enhanced revenues and profitability. In order to accomplish these goals, the Company has taken the following steps:

         1. The Company has purchased three existing Numero Uno franchised restaurants, remodeled them, and is now operating them as Company-owned restaurants. All three restaurants are meeting or exceeding the Company's sales projections and are producing positive cash flow.


         2. The Company has entered into a non-specific letter of intent to purchase the assets of an Oregon restaurant chain known as Oregon's Original Sandwich Express and Bakery ("Sandwich Express"). The Company intends to retrofit the Sandwich Express chain into a new dual concept. The concept will be a limited service, waiter assisted, sit-down restaurant featuring Numero Uno's award winning thick and thin pizza, pastas and salads, as well as specialty sandwiches and bread products. This represents an excellent opportunity to increase sales as 80% of Sandwich Express' business is derived from lunch business and approximately 80% of Numero Uno's business is derived from evening business. Furthermore, the menus complement each other as Numero Uno's cuisine appeals to customers during the Spring, Fall and Winter months and Sandwich Express' fare is popular during the Spring and Summer months.

         The name for the new concept has already been registered and the prototype plan developed. Management believes that the revenues of the acquired Sandwich Express restaurants will increase dramatically after the proposed acquisition and that the new concept will generate sales in excess of industry averages. The Company intends to begin developing Company-owned restaurants and to sell idividual and territorial franchises outside the State of California hopefully in early 1997.

         3. The international marketplace is growing very rapidly and the Company now has 10 restaurants open and operating in South Korea, 4 in Kuwait and 1 in China. Four more restaurants are expected to open in Korea, 2 in Kuwait and 1 in Indonesia during the year ending June 30, 1997. In addition, the Company has entered into a license agreement for the Philippines requiring 6 restaurants to be opened during the next 36 months.

The new Company-owned restaurants, the proposed acquisition of Sandwich Express and the rapidly expanding international marketplace leads management to believe that the Company will have profitable operations in the year ending June 30, 1997.

Management feels that the Company is in the best position that it has been in since the late 1980's. It is positioned to achieve ongoing profitability and rapid growth.


                          PART II - OTHER INFORMATION

Item 1   None

Item 2   None

Item 3   None

Item 4   None

Item 5   None

Item 6   Exhibits and Reports on Form 8-K

                 a)       Exhibits - none

                 b) No reports on Form 8-K were filed during the quarter ended September 30, 1996

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Van Nuys, State of California on November 12, 1996.



N.U. PIZZA HOLDING CORPORATION





By: /s/
    ---------------------------
    Ronald J. Gelet
    President




Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/                                  Dated: 11/12/96
------------------------------       -------------------
Ronald J. Gelet
Director, President and Chief
Executive Officer


/s/                                  Dated: 11/12/96
------------------------------       -------------------
Gloria Gelet
Director


/s/                                  Dated:  11/12/96
------------------------------       -------------------
Jane Yennie
Controller


/s/                                  Dated:  11/12/96
------------------------------       -------------------
Dan Rouse
Director