Form 10-Q
period 1999-03-31
N U PIZZA HOLDING CORP/
filed 1999-05-11
CIK 1018845

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999.

                                       or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission file number 0-19522

                          N. U. PIZZA HOLDING CORPORATION
                          -------------------------------
                (Exact name of registrant as specified in its charter)

                                      Nevada
                          -------------------------------
            (State or other jurisdiction of incorporation or organization)

                                    95-3656327
                          -------------------------------
                       (I.R.S. Employer Identification No.)

             16800 Devonshire St., Suite 305    Granada Hills, CA 91344
             ----------------------------------------------------------
              (Address of principal executive offices)     (Zip Code)

                                  (818) 368-2616
                          -------------------------------
               (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [x] Yes  [ ] No

As of March 31, 1999, there were 48,164,008 shares of common stock outstanding. Par value is $.001.

                           PART I. FINANCIAL INFORMATION

                            Item 1. FINANCIAL STATEMENTS

                  N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                March 31,      June 30,
                                                  1999           1998
                   ASSETS                      (Unaudited)     (Audited)
                                               ----------     ----------
Current assets:
 Cash and cash equivalents                     $    50,700     $    54,800
 Restricted cash                                    16,700          13,000
 Franchisee advertising receivable                  52,500          16,600
 Receivables, net of allowance for
  doubtful accounts of $21,100                     106,100          47,000
 Current portion of related party
  notes receivable                                  25,500          25,700
 Current portion of notes receivable -
  franchisees, net of allowances
  of $20,700                                       117,500         104,300
 Inventories                                         3,500           3,600
 Prepaid expenses                                   17,600          23,100
                                               -----------     -----------
     Total current assets                          390,100         288,100
                                               -----------     -----------
Other assets:
 Related party notes receivable, net
  of allowances of $110,300                        124,900         129,100
 Notes receivable - franchisees, net
  of allowances of $236,000                        880,200         814,500
 Intangible assets, net of accumulated
  amortization of $345,000 and $331,200,
  respectively                                     155,000         168,800
 Investments in affiliated corporations            295,900         262,200
 Deposits and other assets                          39,300          34,000
                                               -----------     -----------
                                                 1,495,300       1,408,600
                                               -----------     -----------
Leasehold improvements and property
 and equipment, net of accumulated
 depreciation and amortization of
 $183,100 and $288,800, respectively                21,200         214,400
                                               -----------     -----------
                                               $ 1,906,600     $ 1,911,100
                                               -----------     -----------
                                               -----------     -----------

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                  N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                March 31,       June 30,
                                                  1999            1998
                                               -----------     -----------
                                               (Unaudited)      (Audited)
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt             $   180,500     $   175,300
 Accounts payable and accrued expenses             295,900         461,600
 Accrued franchise advertising                      69,200          29,600
 Current portion - litigation settlements           30,300          35,300
 Loans payable to related parties                  111,900         163,500
                                               -----------     -----------
         Total current liabilities                 687,800         865,300
                                               -----------     -----------
Long-term debt, net of current portion             113,400          91,500
Litigation settlements, net of
 current portion                                     8,700          32,500
Deferred franchise fee income                       37,600          66,900

Stockholders' equity:
 Preferred stock, Series B, $.10 par
  value per share, authorized 10,000,000
  shares, 80,000 shares issued and
  outstanding (aggregate liquidation
  preference $400,000)                               8,000           8,000
 Preferred stock, Series C, $.10 par
  value per share, authorized 44,000
  shares, 44,000 shares issued and
  outstanding (aggregate liquidation
  preference $220,000)                               4,400           4,400
 Common stock, $.001 par value per
  share, authorized 50,000,000 shares,
  48,164,008 and 32,139,008 shares issued,
  subscribed and outstanding, respectively          48,100          32,100
 Additional paid-in capital                      6,182,100       6,038,100
 Notes receivable arising from stock
  purchase agreements                             (402,000)       (402,000)
 Accumulated deficit                            (4,781,500)     (4,825,700)
                                               -----------     -----------
                                                 1,059,100         854,900
                                               -----------     -----------
                                               $ 1,906,600     $ 1,911,100
                                               -----------     -----------
                                               -----------     -----------

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                  N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
             FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1999 AND 1998

                                      Three Months Ended             Nine Months Ended
                                           March 31,                     March 31,
                                      1999           1998           1999            1998
                                   ----------     ----------     -----------     -----------
                                          (Unaudited)                    (Unaudited)
FRANCHISE OPERATIONS:

REVENUES:
 Initial franchise fees            $    9,800     $    9,800     $   39,300      $    29,300
 Royalties                             97,200        119,500        295,700          387,700
 Rental income                          6,100         11,800         15,700           67,300
 Interest income                       11,400         16,800         33,200           28,400
 Rebate income                         30,800         34,700         98,800          119,200
 Other income                          14,400         31,600         50,900          130,800
 Gain on sale of restaurant
  and equipment                         2,700         19,700         18,500           26,200
                                   ----------     ----------     -----------     -----------
                                      172,400        243,900        552,100          788,900
                                   ----------     ----------     -----------     -----------
COSTS AND EXPENSES:
 Rent                                   9,000         27,400          17,500         101,100
 General and administrative           122,600        152,900         453,200         528,200
 Interest expense                       5,000          1,200          19,400           4,700
                                   ----------     ----------     -----------     -----------
                                      136,600        181,500         490,100         634,000
                                   ----------     ----------     -----------     -----------
 Franchise operating income            35,800         62,400          62,000         154,900
                                   ----------     ----------     -----------     -----------

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                   N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (CONTINUED)
             FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1999 AND 1998

                                      Three Months Ended             Nine Months Ended
                                           March 31,                     March 31,
                                      1999           1998           1999            1998
                                   ----------     ----------     -----------     -----------
                                          (Unaudited)                    (Unaudited)
COMPANY-OWNED RESTAURANT
 OPERATIONS:

 Sales                             $   20,700     $  149,200     $   160,700     $ 1,000,100
                                   ----------     ----------     -----------     -----------
COSTS AND EXPENSES:
 Cost of sales                          4,900         45,200          50,400         325,000
 Operating                             12,500         68,400          82,000         462,600
 General and administrative             4,600        105,400          44,400         421,900
                                   ----------     ----------     -----------     -----------
                                       22,000        219,000         176,800       1,209,500
                                   ----------     ----------     -----------     -----------
 Company-owned restaurant loss         (1,300)       (69,800)        (16,100)       (209,400)
                                   ----------     ----------     -----------     -----------
 Income (loss) before
  income tax provision                 34,500         (7,400)         45,900         (54,500)

 Income tax provision                     -              -             1,700           1,600
                                   ----------     ----------     -----------     -----------
 Net income (loss)                 $   34,500     $   (7,400)         44,200         (56,100)
                                   ----------     ----------
                                   ----------     ----------
 Accumulated deficit,
  beginning of period                                             (4,825,700)     (4,477,400)
                                                                 -----------     -----------
 Accumulated deficit,
  end of period                                                  $(4,781,500)    $(4,533,500)
                                                                 -----------     -----------
                                                                 -----------     -----------
 Net income (loss)
  per share - basic                $     0.00     $     0.00     $      0.00     $      0.00
                                   ----------     ----------     -----------     -----------
                                   ----------     ----------     -----------     -----------
 Weighted average number of
  shares outstanding - basic       48,164,008     31,772,341      41,438,182      31,347,037
                                   ----------     ----------     -----------     -----------
                                   ----------     ----------     -----------     -----------
 Net income (loss)
  per share - diluted              $     0.00     $     0.00     $      0.00     $      0.00
                                   ----------     ----------     -----------     -----------
                                   ----------     ----------     -----------     -----------
 Weighted average number
  of shares outstanding -
  diluted                          48,164,008     31,772,341      41,438,182      31,347,037
                                   ----------     ----------     -----------     -----------
                                   ----------     ----------     -----------     -----------

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                  N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                    March 31,       March 31,
                                                      1999            1998
                                                   -----------     -----------
                                                   (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss)                                 $  44,200       $ (56,100)
                                                   -----------     ----------
  Adjustments to reconcile net
   income (loss) to net cash (used)
   provided by operating activities:
   Depreciation and amortization                      29,900         203,500
   Gain on sale of restaurants and equipment         (18,500)        (26,200)
   Realization of deferred income                    (29,300)        (29,300)
  Changes in assets and liabilities:
   Receivables, net                                  (56,400)         13,400
   Inventories                                           100          16,600
   Prepaid expenses                                     (500)         36,500
   Accounts payable and accrued expenses             (84,200)        (63,300)
   Accrued royalties due to officer                   26,900            --
   Deposits                                           (5,300)         (9,700)
                                                   -----------     ----------
   Net cash (used) provided by
    operating activities                             (93,100)         85,400
                                                   -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                                 (1,100)           --
 Collections on notes receivable                     125,500          71,600
 Investments in affiliates                           (20,800)           --
                                                   -----------     ----------
   Net cash provided by investing activities         103,600          71,600
                                                   -----------     ----------

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                  N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                    March 31,       March 31,
                                                      1999            1998
                                                   -----------     -----------
                                                   (Unaudited)      (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:

 Increase in amounts due to related parties        $    -           $  32,100
 Increase in notes payable                           116,800             -
 Principal payments on long-term debt               (131,400)        (160,500)
                                                   -----------     -----------
 Net cash used by financing activities               (14,600)        (128,400)
                                                   -----------     -----------
Net (decrease) increase
 in cash and cash equivalents                         (4,100)          28,600

Cash and cash equivalents,
 beginning of period                                  54,800             -
                                                   -----------     -----------
Cash and cash equivalents, end of period           $  50,700        $  28,600
                                                   -----------     -----------
                                                   -----------     -----------
Supplemental information:

 Cash paid for interest                            $  17,100        $   4,700
 Cash paid for income taxes                        $   1,700        $   1,600

Non-cash transactions:

 Notes receivable issued in exchange
  for fixed assets, prepaid expenses
  and accounts receivable                          $ 200,000        $ 531,400

 Common stock issued in exchange for accrued
  expenses and loans to related parties              160,000           50,000

 Note payable issued in exchange for
  investment in affiliated corporation                12,900             -

 Notes receivable issued in
  exchange for accounts receivable                      -              30,800

 Accounts and note receivable
  forgiven in exchange for investment                   -              17,000

 Leasehold improvements, property and
  equipment and other assets transferred
  in exchange for investment in affiliate               -             239,900

See accompanying notes to financial statements and management's discussion and analysis of financial condition and results of operations.

                  N. U. PIZZA HOLDING CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                    (Unaudited)


In the opinion of management of N. U. Pizza Holding Corporation and Subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of its operations and changes in its cash flows for the three and nine month periods presented.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and notes.

These unaudited consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended June 30, 1998.

Note 1.

A summary of significant accounting policies is currently on file with the Securities and Exchange Commission on Form 10-K.

The accompanying consolidated financial statements include the accounts of
N. U. Pizza Holding Corporation and its wholly-owned subsidiaries, Numero Uno Franchise Corporation and Formaggi Inc. (the "Company"). Intercompany transactions and balances have been eliminated in consolidation.

Certain prior period balances have been reclassified in the consolidated financial statements to conform to the current period's presentation.

Note 2.  Litigation

PENDING

In June 1993, a dispute arose between a franchisee and the Company relating to the termination of the franchisee's delivery rights and the exclusivity of the franchisee's original geographic territory. The plaintiff franchisee sought compensatory and punitive damages of approximately $130,000, alleging that its geographic territory was exclusive and its delivery rights nonterminable by the Company. The Company strongly disagreed and contended that the geographic territory assigned to the franchisee was nonexclusive and terminable by the Company and that a replacement delivery area was agreed to by the franchisee. In September 1994, the parties settled the matter. The settlement agreement grants the franchisee an abatement of the payment of royalties to the Company for a five year period and a one-time waiver of the transfer fee should the franchisee decide to sell its franchise. The parties established the boundaries of the franchisee's geographic territory and delivery rights.

As part of the settlement agreement, one of the plaintiffs entered into a new franchise agreement with the Company in October 1995. Subsequently, the plaintiff breached his obligations under the franchise agreement by failing to pay required fees and his franchise was terminated by the Company. The plaintiff refused to vacate the restaurant he was subleasing from the Company, continued to use Company trademarks and breached his building lease with the landlord by failing to pay rent which was due. The Company was forced to pay back rent to the landlord and outstanding utility bills.

The plaintiff and the Company agreed to arbitrate their claims. The plaintiff filed a claim against the Company and its president for fraud, intentional infliction of emotional distress and breach of fiduciary duty in the amount of $418,000. The Company filed a cross claim against the plaintiff for breach of contract and trademark infringement for $100,000. The Company is also seeking indemnification for rents and utilities paid on behalf of the plaintiff and damages for trademark infringement and unfair competition claims in the amount of $7,000.

Management believes that the Company will prevail in arbitration, because the plaintiff's claims are without merit, and at best, the plaintiff can only seek damages for breach of his franchise agreement since the September 1994 settlement agreement was reached between the parties. Management also believes that the outcome will not have a material adverse effect on the Company's financial position.

In September 1995, an action was filed against the Company for breach of contract for failure to make payments on a Promissory Note totaling approximately $12,800. The Company filed an answer on December 6, 1995 and made a settlement offer to the plaintiffs but the plaintiffs' counsel has not pursued settlement. Currently, the case is dormant and the Company believes that the matter will eventually be settled for no more that the current balance due on the original promissory note of approximately $12,800, which has been classified as a current liability.


SETTLED

In 1987, as part of a settlement of a previously filed complaint, the Company agreed to make certain purchases and pay certain amounts to a plaintiff supplier. In October 1994, the plaintiff alleged that the Company breached that agreement by failing to purchase all the required items and also by failing to pay for some items which were delivered under the settlement agreement. The Company contended that the plaintiff breached the settlement agreement. The Company answered the complaint and the Superior Court referred the matter to the Joint Association Settlement Program. After a settlement conference was held, the parties settled the matter.

As part of the second settlement agreement, the Company agreed to pay the plaintiff an irrevocable consulting fee of $500,000, payable in monthly installments of $4,200 for a period of ten years commencing on June 15, 1996 and to use the plaintiff as exclusive supplier of various paper products used by the Company in Numero Uno Pizzeria restaurants for a period of five years. Subsequently, the Company filed a Demand for Arbitration before JAMS/Endispute, Inc. alleging that the plaintiff violated the terms of the second settlement agreement. In November 1996, the parties entered into a third settlement agreement which superseded both previous agreements referenced above. This final settlement agreement required the Company to pay the plaintiff a total of $238,000 consisting of an immediate cash payment of $101,000, subsequent installment payments totaling $37,000 plus interest at 8% per annum due on November 1, 1998 and $100,000 (reduced to $75,000 during the year ended June 30, 1998) payable in sixty monthly installments of $1,250.

At March 31, 1999, the Company classified the remaining amount due under the terms of the final settlement agreement as a litigation settlement on its balance sheet.

In January 1982, the Company subleased a restaurant location to a franchisee. In March 1992, the franchisee assigned his right, title and interest to the sublease. The sublease specifically stated that it shall not release the originally named sublessee from liability for the continued performance on the terms and provisions of the sublease. In January 1994, the assignees failed to pay rent to the lessor or to the Company.

As a result of the failure to pay rent, the landlord brought an action against the Company to recover damages for breach of the lease. In August 1994, the Company stipulated with the landlord to a payment of $43,600 and a judgment may be entered against the Company if it fails to meet the obligation. The Company has performed all of the conditions and obligations to be performed under the original sublease and believes that it is entitled to indemnification from the sublessee in the same amount as the stipulated agreement with the landlord. The Company entered into a stipulated agreement with the sublessee who agreed to pay the Company $31,000 in monthly installments of $750 which began on October 15, 1994. During the year ended June 30, 1997, with $10,000 remaining due on the installment agreement, the sublessee agreed to pay the Company $6,000 and the remaining $4,000 was forgiven by the Company.

In May 1987, the Company guaranteed the payments on a note payable to a former franchisee by the party to whom the franchise was sold. In April 1995, the outside party defaulted on the note payable and the plaintiff noteholder filed a complaint for approximately $50,900, the balance remaining on the note. The parties settled the matter; the Company agreed to pay the plaintiff $56,700 in monthly installments of $2,500 until paid in full. At March 31, 1999 approximately $700 remained unpaid and was accrued as a current liability in connection with this case.

In June 1995, the landlord of premises leased by Numero Uno Takeout and Delivery Corporation filed a complaint against the Company and other defendants for breach of a lease agreement in the amount of approximately $20,500. The plaintiffs contended that the premises were vacated in March 1995 and that the Company and other defendants were responsible for the unpaid rent. The Company contended that Numero Uno Takeout and Delivery Corporation was a defunct entity and that there was no contractual liability on behalf of the Company and the other named defendants. After the discovery stage, the Court assigned the case to nonbinding arbitration which was held on June 20, 1996. Thereafter, the arbitrator awarded the plaintiffs the sum of $31,800. The Company did not agree with the award of the arbitrator and filed a Request For Trial De Novo with the Court. Subsequently, the Court set a trial date for March 31, 1997. Prior to trial, the parties entered into a settlement agreement which provides for a stipulation for judgment should the Company fail to pay installments pursuant to the terms of the settlement. The Company agreed to pay $16,500 plus interest in monthly installments which was paid in full during the year ended June 30, 1998.

In November 1994, a franchisee filed an action against the Company alleging breach of contract and various other causes of action. Prior to trial, the parties settled the matter with the plaintiff paying the Company $30,000 during the year ended June 30, 1997.

In September 1995, a complaint was filed against the Company for breach of contract and foreclosure of mechanics liens. The dispute centered around a piece of real property for which the Company contracted with the plaintiff to perform investment services. The plaintiff sought the sum of $15,800 as the outstanding balance owed on the contract. The Company responded to the complaint on October 31, 1995. After some discovery, the matter was settled. The Company agreed to pay the plaintiff the sum of $15,200 at the rate of $500 per month which was paid in full during the year ended June 30, 1997.

In November 1995, an action was filed against the Company for unlawful detainer at one of its restaurant locations. The landlord was seeking approximately $58,000 in past due rent. The matter was settled out of court and the Company paid the landlord $30,000 during the year ended June 30, 1997 and entered into a new lease for the premises. The action has been dismissed by the landlord.

In September 1995, an action was filed against the Company for breach of contract for failure to make payments under the terms of a promissory note and Security Agreement. The plaintiffs alleged that the Company defaulted on amounts due them totaling approximately $77,900. A tentative settlement was reached with the plaintiff's attorney but the plaintiffs did not agree to the terms. A Settlement Conference was held on June 29, 1996. The parties were unable to settle the matter at the Conference and the Court scheduled a trial date for October 16, 1996. However, prior to the trial date, the parties settled the matter with the Company agreeing to pay the sum of approximately $54,500 plus interest at 10% per annum in monthly installments which was paid in full during the nine months ended March 31, 1999.

In October 1996, an action was filed against the Company for sexual battery, intentional infliction of emotional distress and other allegations concerning sexual discrimination. The matter arose out of an alleged incident between an employee of the Company and the plaintiff. The Company investigated the matter and believed it was without merit. A status conference was held on June 2, 1997 and the Court set the matter for trial on October 20, 1997. Prior to the trial date, the Company resolved the matter by paying the plaintiff a settlement of $5,000.

Note 3.  Income Taxes

The Company's federal income tax provisions for the three and nine month periods presented have been eliminated by the utilization of net operating loss carryforwards. The Company would have been required to pay federal income taxes in these periods had it not been able to utilize these carryforwards. A provision for minimum state income taxes has been provided in the consolidated financial statements.

Note 4.  Resignation of Officer and Directors

On January 1, 1999, the Company's founder and president, Ronald J. Gelet, resigned his directorship and officerships in the Company so that he would have more time to deal with some serious family matters and to pursue other interests, both of a personal and professional nature. In conjunction with Mr. Gelet's decision, his wife, Gloria Gelet, also resigned her directorship in the Company as of January 1, 1999.

Dan Rouse, vice president and a director of the Company for the past five years, with the approval of the Company's board of directors, has succeeded Mr. Gelet as president of the Company.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


NINE MONTHS ENDED MARCH 31, 1999:

LIQUIDITY AND CAPITAL RESOURCES.

For the nine months ended March 31, 1999, the Company had an overall negative cash flow of $4,100. Collection of principal amounts due on notes receivable were offset by the Company's continued payments on outstanding trade and notes payable. Cash and cash equivalents at March 31, 1999 were $50,700.

OPERATING ACTIVITIES.

Accounts receivable increased $59,100 to $106,100 at March 31, 1999 due to franchisees not making timely royalty payments.

Prepaid expenses decreased $5,500 to $17,600 at March 31, 1999. The decrease is due primarily to the sale of the one remaining Company-owned restaurant in November 1998 and the expiration of prepaid advertising, consulting, insurance and rent recorded at June 30, 1998.

Inventories decreased $100 to $3,500 during the nine months ended March 31, 1999 due to normal business fluctuations.

Deposits increased $5,300 to $39,300 during the nine months ended March 31, 1999 due to the payment of a security deposit on a proposed new restaurant location.

Intangible assets decreased $13,800 to $155,000 at March 31, 1999 due to normal monthly amortization.

Accounts payable and accrued expenses decreased $165,700 to $295,900 at March 31, 1999, primarily due to the increased payment of outstanding trade payables and the exchange of accrued salaries of $81,500 for 8,162,800 shares of common stock.

Accrued franchise advertising payable increased $39,600 during the nine months ended March 31, 1999. This increase is offset by an increase in advertising fund receivables of $35,900 and an increase in advertising cash of $3,700.

Deferred license fees of $29,300 were recognized as income during the nine months ended March 31, 1999.

Related party loans payable decreased $51,600 to $111,900 at March 31, 1999 due to the accrual of $26,900 of additional dough royalties due to the former president of the Company. This increase was offset by a decrease of $78,500 resulting from the exchange of 7,862,200 shares of common stock for outstanding amounts due to the former president of the Company.

INVESTING ACTIVITIES:

Notes receivable - franchisees and related party notes receivable increased $74,500 to $997,700 and $150,400, respectively, at March 31, 1999 due to the issuance of $200,000 of notes receivable in exchange for fixed assets, receivables and prepaid expenses and the collection of $125,500 of outstanding amounts due to the Company.

Net leasehold improvements and property and equipment decreased $193,200 to $21,200 at March 31, 1999. The decrease was due primarily to the sale of the one remaining Company-owned restaurant, a capital expenditure of $1,100 and to normal monthly depreciation and amortization.

The Company invested an additional $20,800 of cash and assumed a liability of $12,900 of an affiliated corporation during the nine months ended March 31, 1999.

FINANCING ACTIVITIES.

Long-term debt and accrued litigation settlements decreased $1,700 to $332,900 at March 31, 1999 due to borrowings of $116,800 and the assumption of a $12,900 liability in exchange for an investment in an affiliated corporation. These increases were offset by principal payments of $131,400.

RESULTS OF OPERATIONS.

NINE MONTHS ENDED MARCH 31, 1999
AS COMPARED TO NINE MONTHS ENDED MARCH 31, 1998

FRANCHISE OPERATIONS.

For the nine months ended March 31, 1999, the Company recognized initial franchise fees of $29,300 from one international license contract and $10,000 from two one-time transfer fees from franchisees, a 34.1% increase in fees from the same period in 1998.

The Company recognized $295,700 of royalty income during the nine months ended March 31, 1999, a $92,000 (23.7%) decrease from royalty income of $387,700 recognized for the comparable period in 1998. The decrease was due primarily to a reduction in the total number of operating franchised restaurants during the nine months ended March 31, 1999 as compared to the same period in 1998.

Rental income decreased $51,600 (76.7%) during the nine months ended March 31, 1999 as compared to the nine months ended March 31, 1998, due to the decrease in rental receipts from franchisees who pay their rent directly to the landlord instead of to the Company as a pass through to the landlord. Similarly, rent expense decreased $83,600 (82.7%) to $17,500 during the nine months ended March 31, 1999. Historically, the Company's only source of rental income was from franchisees who purchased restaurants that were previously owned by the Company. The Company, who remained obligated on the lease, would collect rent from the franchisees (subleases) and pay it directly to the landlord. This trend is expected to continue until all franchisees negotiate their own leases directly with lessors.

Interest income increased $4,800 (16.9%) to $33,200 for the nine months ended March 31, 1999 as compared to $28,400 for the nine months ended March 31, 1998. This increase is due to an increase in collections on notes receivable.

Rebate income decreased $20,400 (17.1%) to $98,800 during the nine months ended March 31, 1999 as compared to the nine months ended March 31, 1998, due to an overall decline in system-wide sales.

Other income decreased $79,900 (61.1%) to $50,900 for the nine months ended March 31, 1999 due primarily to a one-time $83,000 receipt during the nine months ended March 31, 1998 from a vendor when the Company agreed to change its soft drink supplier. This decrease was offset by an increase in income from leasing equipment during the nine months ended March 31, 1999.

The Company recognized a gain of $18,500 on the sale of its one remaining Company-owned restaurant and equipment during the nine months ended March 31, 1999.

General and administrative expenses decreased $75,000 (14.2%) to $453,200 during the nine months ended March 31, 1999 as compared to the nine months ended March 31, 1998 due primarily to an overall reduction in administrative and management expenses.

Interest expense increased $14,700 (312.8%) to $19,400 for the nine months ended March 31, 1999 as compared to the nine months ended March 31, 1998 due to a change in interest payments on the Company's long-term debt.

COMPANY-OWNED RESTAURANT OPERATIONS.

Company-owned restaurant revenues decreased $839,400 or 83.9% during the nine months ended March 31, 1999 as compared to the same period in 1998. The Company owned four operating restaurants and the Sandwich Express bakery during the majority of the nine months ended March 31, 1998 as compared to owning only one Company-owned restaurant during four of the nine months ended March 31, 1999. The Company, as lessee on a restaurant location, also earned revenues when it had to temporarily operate a restaurant for approximately two of the nine months ended March 31, 1999 because the sublessee/franchisee defaulted on the franchise agreement and ceased operating the restaurant.

Due to the decrease in sales volume, gross profit decreased $564,800 (83.7%) for the nine months ended March 31, 1999 as compared to the same period in 1998. Gross profit as a percentage of sales increased slightly by 1.1% from 67.5% to 68.6% for the nine months ended March 31, 1999 as compared to the comparable period in 1998.

Company-owned restaurant costs and expenses decreased $758,100 or 85.7% during the nine months ended March 31, 1999 as compared to the same period in 1998 as a result of the sales of four Company-owned restaurants and the closure of the Sandwich Express bakery during the year ended June 30, 1998.

THREE MONTHS ENDED MARCH 31, 1999
AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

FRANCHISE OPERATIONS.

For the three months ended March 31, 1999 and 1998, the Company recognized initial franchise fees of $9,800 from one international license contract.

The Company recognized $97,200 of royalty income during the three months ended March 31, 1999, a $22,300 (18.7%) decrease from royalty income of $119,500 recognized for the comparable period in 1998. The decrease was due primarily to a reduction in the total number of operating franchised restaurants during the three months ended March 31, 1999 as compared to the same period in 1998.

Rental income decreased $5,700 (48.3%) during the three months ended March 31, 1999 as compared to the three months ended March 31, 1999, due to the decrease in rental receipts from franchisees who pay their rent directly to the landlord instead of to the Company as a pass through to the landlord. Similarly, rent expense decreased $18,400 (67.2%) during the three months ended March 31, 1999. Historically, the Company's only source of rental income was from franchisees who purchased restaurants that were previously owned by the Company. The Company, who remained obligated on the lease, would collect rent from the franchisees (subleases) and pay it directly to the landlord. This trend is expected to continue until all franchisees negotiate their own leases directly with lessors.

Interest income decreased $5,400 (32.1%) to $11,400 for the three months ended March 31, 1999 as compared to $16,800 for the three months ended March 31, 1998. This decrease is due to a decrease in collections on notes receivable during the current quarter.

Rebate income decreased $3,900 (11.2%) to $30,800 during the three months ended March 31, 1999 as compared to the three months ended March 31, 1998, due to an overall decline in system-wide sales.

Other income decreased $17,200 (54.4%) to $14,400 for the three months ended March 31, 1999 due primarily to decreases in salad dressing sales revenue and vendor game income earned during the quarter ended March 31, 1999.

The Company recognized a gain of $2,700 on the sale of equipment during the three months ended March 31, 1999.

General and administrative expenses decreased $30,300 (19.8%) to $122,600 during the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 due primarily to an overall reduction in administrative and management expenses.

Interest expense increased $3,800 (316.7%) to $5,000 for the three months ended March 31, 1999 as compared to the three months ended March 31, 1999 due to a change in interest payments on the Company's long-term debt.

COMPANY-OWNED RESTAURANT OPERATIONS.

Company-owned restaurant revenues decreased $128,500 or 86.1% during the three months ended March 31, 1999 as compared to the same period in 1998. The Company owned four operating restaurants and the Sandwich Express bakery during the three months ended March 31, 1998 as compared to the temporary operation of one previously franchised Company-owned restaurant during two of the three months ended March 31, 1999.

Due to the reduction in sales volume, gross profit decreased $88,200 (84.8%) for the three months ended March 31, 1999 as compared to the same period in 1998. Gross profit as a percentage of sales, however, increased by 6.6% from 69.7% to 76.3% for the three months ended March 31, 1999. This increase was due to lower food costs and labor incurred in temporarily operating a franchised location.

Company-owned restaurant costs and expenses decreased $156,700 or 90.2% during the three months ended March 31, 1999 as compared to the same period in 1998 as a result of the sales of four Company-owned restaurants and the closure of the Sandwich Express bakery during the year ended June 30, 1998.


PRESIDENT'S COMMENTS:

For nearly three years, the Company has been undergoing a major strategic transformation. We are pleased to report that for the third consecutive quarter, the Company has been profitable, which validates the progress we have made toward our operational and financial goals. We believe that management has laid the groundwork for continued profitability and growth.

Our pipeline of new products and marketing techniques is more exciting than it has been for several years. We have developed a growth strategy which we will begin implementing in the fourth quarter of the current fiscal year. We have also retained a financial advisor to assist us in obtaining the financing needed to fund our expansion.

We want to reestablish Numero Uno as the number one brand of pizza and believe that we have developed a competitive, leverageable strategy to achieve this goal.

Do we face tough challenges? Yes we do; but we always have. The challenges we face highlight exactly why we have worked so hard to emphasize and concentrate on what we do best-make pizza. Therefore we have pursued a strategy that can be summed up in one word-focus.

We are very optimistic that management will continue to make the Company much stronger and more competitive for the long term. Our positive results so far this year demonstrate our commitment to our shareholders, and we are confident that shareholder value will grow as we continue to execute our growth strategy.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

During the current fiscal year, the Company began the process of identifying, evaluating and implementing changes to computer programs necessary to address the year 2000 issue. This issue affects computer systems that have time-sensitive programs that may not properly recognize the year 2000. This could result in major system failures or miscalculations. The Company is currently addressing its internal year 2000 issue with modifications to existing programs and conversions to new programs. The Company is also communicating with franchisees, vendors and others with which it conducts business to help them identify and resolve the 2000 issue.

The total cost associated with the required modifications and conversions is not expected to be material to the Company's consolidated results of operations and financial position and is being expensed as incurred.

If necessary modifications and conversions by the Company and those with which it conducts business are completed in a timely manner, the year 2000 issue is not expected by management of the Company to have a material adverse effect on the Company's consolidated results of operations and financial position.

Certain statements in this report may be forward-looking in nature or forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Form 10-Q relate to the Company's Year 2000 compliance efforts, including expectations about compliance timetables and costs.

Actual results may differ from those expressed or implied in forward-looking statements. With respect to any forward-looking statements contained in this report, the Company believes that its results are subject to a number of risk factors, including the ability of the Company to identify and address successfully Year 2000 issues in a timely manner, and at costs that are reasonably in line with projections, and the ability of the Company's vendors to identify and address successfully their own Year 2000 issues in a timely manner.

Any forward-looking statements in this report should be evaluated in light of these important risk factors.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - None

                             PART II. OTHER INFORMATION


Item 1.     Legal Proceedings - None

Item 2.     Changes in Securities and Use of Proceeds - None

Item 3.     Defaults Upon Senior Securities - None

Item 4.     Submission of Matters to a Vote of Security Holders - None

Item 5.     Other Information - None

Item 6.     Exhibits and Reports on Form 8-K - None

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Granada Hills, State of California on May 13, 1999.

N. U. PIZZA HOLDING CORPORATION


By: /s/ Dan Rouse
    ---------------------------------
    Dan Rouse
    President


Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dan Rouse                             Dated: 5/13/99
-------------------------------                  -----------------------
Dan Rouse
Director and President



/s/ Deborah Murphy                        Dated: 5/13/99
-------------------------------                  -----------------------
Deborah Murphy
Director, Vice President and
Secretary



/s/ Jane Yennie                           Dated: 5/13/99
-------------------------------                  -----------------------
Jane Yennie
Treasurer and Controller



/s/ Michael L. Lorella                    Dated: 5/13/99
-------------------------------                  -----------------------
Michael L. Lorella
Director